Form 10KSB
period 1999-12-31
GOLDEN SOIL INC
filed 2000-03-27
CIK 1100734

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES EXCHANGE
     ACT  OF  1934

     For  the  fiscal  year  ended  December  31,  1999
                               -----------------

[  ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934

     For  the  transition  period  from               to
                                       -------------    -------------

                           Commission File No. 0-28475
                                   -----------

                                Golden Soil, Inc.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                              87-0635270
         --------                                            -----------

(State  or  Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation  or  organization)

                              372 East 12600 South
                               Draper, Utah 84020
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 571-5252


                           ---------------------------
          (Former Name or Former Address, if changed since last Report)

Securities  Registered  under  Section  12(b)  of  the  Exchange  Act:   None
Name  of  Each  Exchange  on  Which  Registered:                       None
Securities  Registered  under  Section  12(g)  of  the  Exchange  Act:   Common

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes      No  X
               ---      ---                  ---      ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                             December 31, 1999 - $0.



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 14, 1999 - $475.00 There are approximately 475,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 15, 2000
                                     675,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional  Small  Business  Issuer  Format   Yes     No   X
                                                   ---     ---

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.
         ------------------------

BUSINESS  DEVELOPMENT.
---------------------

     ORGANIZATION  AND  CHARTER  AMENDMENTS.
     -----------------------------------

     Golden Soil, Inc., (the "Company") was incorporated under the laws of the State of Nevada, on May 7, 1985 as Architronics. The purposes for which the corporation was organized were to carry on any lawful business or businesses, and to engage in any and every line of activity and business enterprises which the Board of Directors may, from time to time, deem to be reasonably incident to any of the objects or purposes above-named, or to be beneficial or helpful to the interests of the corporation, and to do any and all of the matters and things hereinabove set forth to the extent that natural persons might or could do, and in any part of the world, either as persons, agents, contractors, trustees or otherwise, alone or in the company of others. From 1985 until 1991 the Company was dormant and undertook no activities. Beginning in the Spring of 1991 the Company explored the option of entering into a joint venture to develop a mining property in Mojave County, Arizona called the Chico Mines property. As a part of these activities the Company, through the sale of its common stock, raised funds to engage the services of an independent mining engineer to prepare a report on the feasibility of the project. By mid 1992 it had been determined that the project did not warrant any further investment. From that time until 1999 the Company's activities concentrated on maintaining its corporate existence and looking for other opportunities for the Company. In June of 1999 new management was appointed, a shareholders' meeting was held, amendments to the Company's Articles of Incorporation were approved, including changing the Company's name to Golden Soil, Inc., and additional effort was made by new management to make the Company a viable merger candidate. These efforts included engaging the services of a certified Public Accounting firm to audit the Company's financial statements, obtaining an Opinion of Counsel as to the tradability of the Company's outstanding shares, preparation of the information required by Rule 15c2-11, and applying to the OTC Bulletin Board for trading on the medium.

     By fall of 1999, no viable acquisitions or merger candidates had been located for the Company and management became aware that the Company would be required to register its shares under the Securities Exchange Act of 1934 in order to maintain its stock on the OTC Bulletin Board. On December 9, 1999 the Company sold 75,000 of its common stock to its president and 75,000 to its secretary for $7,500 to raise the costs of filing the Form 10 registration. On December 13, 1999 the Company filed a registration statement on Form 10SB which became effective sixty days thereafter.

     The Company had an initial authorized capital of 2500 shares of No par value common stock. On June 14, 1999 the shareholders approved an amendment to the Articles of Incorporation of The Company changing the authorized capital to 100,000,000 shares at a par value of $.001 and providing for a 200 to 1 share forward split of the outstanding shares. The Articles of Amendment were filed with the State of Nevada on June 28, 1999.


BUSINESS.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To the extent that the Company intends to continue to seek the acquisition of assets, property or
business  that  may  benefit   the   Company  and  its   stockholders,   it   is
essentially a corporate shell company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.


PRINCIPAL  PRODUCTS  AND  SERVICES.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a corporate shell company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR  SERVICE.
--------------------------------------------------------

     None;  not  applicable.

COMPETITIVE  BUSINESS  CONDITIONS.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS.
--------------------------------------------------------------------------

     None;  not  applicable.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.
-------------------------------------------

     None;  not  applicable.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.
--------------------------------------------------------------------------

     None;  not  applicable.

NEED  FOR  ANY  GOVERNMENTAL  APPROVAL  OF  PRINCIPAL  PRODUCTS  OR  SERVICES.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

EFFECT  OF  EXISTING  OR  PROBABLE  GOVERNMENTAL  REGULATIONS  ON  BUSINESS.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates)  of  $25  million  or  more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

RESEARCH  AND  DEVELOPMENT.
-------------------------

     None;  not  applicable.

COST  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

NUMBER  OF  EMPLOYEES.
--------------------

     None.

ITEM  2.  DESCRIPTION  OF  PROPERTY.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its corporate secretary, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the
appropriate  reports  with  the  Securities  and  Exchange  Commission.   These
activities  have  consumed  an  insubstantial  amount  of  management's  time.

ITEM  3.  LEGAL  PROCEEDINGS.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.






                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
         ---------------------------------------------------------

MARKET  INFORMATION
------------------

     There is no "public market" for shares of common stock of the Company. The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations are published on the OTC Bulletin Board. Its application has not been finalized and no trading symbol has been assigned to the Company.

     Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Although the Company anticipates that its application to the OTC Bulletin Board will ultimately be completed, the Company does not expect its shares to be traded actively in the public market until such time as a merger or acquisition can be consummated.


     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common stock and may affect the ability of shareholders to sell their shares.


HOLDERS
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 32.

DIVIDENDS
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

SALES  OF  "UNREGISTERED" AND "RESTRICTED" SECURITIES OVER THE PAST THREE YEARS.
------------------------------------------------------------------------------

Name  and  Address                  Date        Number  of  Shares              Consideration
----------------                 ---------      -------------------             -------------
Jeff  Larrabee     (1)            12/09/99                  75,000                    $3,750
372  East  12600  South           07/02/99                  25,000                    $5,000
Draper,  Utah  84020

Shawni  Larrabee  (1)             12/09/99                  75,000                    $3,750
372  East  12600  South           07/02/99                  25,000                    $5,000
Draper  Utah  84020

Brian  Orth  (2)                  12/18/91                  30,000                    $1,800
9939  So.  Orchard  View  Dr.
South  Jordan,  Utah  84095

Melinda  Orth                     12/18/91                  28,000                    $1,680
9939  So.  Orchard  View  Dr.
South  Jordan,  Utah  84095


(1)  Mr.  and  Mrs.  Larrabee  are  husband  and  wife

(2)  Mr.  And  Mrs.  Orth  are  husband  and  Wife.

* All shares sold were common shares, were sold for cash with no discounts or commissions paid, and were sold pursuant to exemptions from registration under Sections 4(2) and 4(6) of the Securities Act of 1933.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
         ----------------------------------------------------------

PLAN  OF  OPERATION.
------------------

     The Company has not engaged in any material operations or had any revenues from operations since inception. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 1999, it had no cash or cash equivalents. It is a certainty that additional funds will be required to meet even the minimal obligations envisioned herein. Such funds may be advanced by management or stockholders in return for the issuance of common shares of the Company or as loans to the Company. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

RESULTS  OF  OPERATIONS.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, obtaining an audit of the Company's financial statements, submitting the Company's common stock for quotation on the NASD OTC Bulleting Board, and the filing of a Form 10 Registration, the Company has had no material business operations in the three most recent calendar years.

     At December 31, 1999, the Company's had total assets of $0. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 1999, the Company had a net loss of $18,000. The Company has received no revenues in either of its three most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

LIQUIDITY.
---------

     During the fiscal years ended December 31, 99, 98, and 97 the Company has been able to pay its expenses and costs through the private sale of its stock to officers and directors of the Company. As of December 31, 1999 the Company had $0 in cash or cash equivalents on hand. The Company anticipates that this it have to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the Company on the OTC Bulletin Board. No assurance can be given that the Company will be able to raise these funds.

RECENT  ACCOUNTING  PRONOUNCEMENTS.
--------------------------------

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

     The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Post-retirement Benefits," which standardizes the disclosure requirements for pensions and other Post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company.

ITEM  7.  FINANCIAL  STATEMENTS.
         ---------------------



                               GOLDEN SOIL,  INC.

                         FINANCIAL STATEMENTS AND REPORT

                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    DECEMBER  31, 1999 AND DECEMBER 31, 1998

                     [LETTERHEAD ANDERSEN ANDERSEN & STRONG]


Board  of  Directors
Golden  Soil,  Inc.
Salt  Lake  City,  Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Golden Soil, Inc. (a development stage company) at December 31, 1999 and December 31, 1998 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997 and the period May 7, 1985 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Soil, Inc. at December 31, 1999 and December 31, 1998, and the results of operations, and cash flows for the years ended December 31, 1999, 1998, and 1997 and the period May 7, 1985 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception and has suffered recurring losses from operations and will need additional working capital for any future activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  ANDERSEN  ANDERSEN  &  STRONG

Salt  Lake  City,  Utah
February  10,  2000



                               GOLDEN SOIL,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    DECEMBER 31, 1999  AND DECEMBER 31, 1998

                                                           DEC 31,    DEC 31,
                                                              1999       1998
                                                          ---------  ---------
ASSETS

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -   $      -
                                                          ---------  ---------
  Total Current Assets . . . . . . . . . . . . . . . . .  $      -   $      -
                                                          =========  =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . . .  $    500   $      -
                                                          ---------  ---------
Total Current Liabilities. . . . . . . . . . . . . . . .       500          -
                                                          ---------  ---------


STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 675,000 shares issued and outstanding on
 December 31, 1999; 475,000 on December 31, 1998 . . . .       675        475

Capital in excess of par value . . . . . . . . . . . . .    44,325     27,025

    Deficit accumulated during the development stage . .   (45,500)   (27,500)
                                                          ---------  ---------

Total Stockholders' Equity (deficiency). . . . . . . . .      (500)         -
                                                          ---------  ---------
                                                          $      -   $      -
                                                          =========  =========



   The accompanying notes are an integral part of these financial statements.



                                GOLDEN SOIL, INC.
                           ( DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1999,  1998 AND 1997 AND
         THE PERIOD MAY 7, 1985 (DATE OF INCEPTION) TO DECEMBER 31, 1999




                                                               MAY 7, 1985
                         DEC 31,     DEC 31,   DEC 31,    (DATE OF INCEPTION) TO
                          1999         1998      1997         DEC  31, 1999
                      -------------  --------  --------    ----------------------
REVENUES . . . . . .  $          -   $      -  $      -  $                  -

EXPENSES . . . . . .        18,000          -         -                45,500
                      -------------  --------  --------  ---------------------
NET LOSS . . . . . .  $    (18,000)  $      -  $      -  $            (45,500)
                      =============  ========  ========  =====================




NET LOSS PER COMMON
SHARE

Basic. . . . . . . .  $       (.03)  $      -  $      -
                      -------------  --------  --------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . .       512,500    475,000   475,000
                      -------------  --------  --------





   The accompanying notes are an integral part of these financial statements.


                                      GOLDEN SOIL,  INC.
                                 ( DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                            PERIOD MAY 7, 1985 (DATE OF INCEPTION)
                                     TO DECEMBER 31, 1999

                                                  Common Stock         CAPITAL In
                                                ---------------------   EXCESS OF   ACCUMULATED
                                                SHARES       AMOUNT     PAR VALUE     DEFICIT
                                              ----------  ------------  ----------  ---------
BALANCE MAY 7,  1985 (date of inception) . .           -  $          -  $        -  $      -

Issuance of common stock for cash. . . . . .      50,000            50       2,950         -
   at $.06 - May 22, 1991

Issuance of common stock for cash. . . . . .      75,000            75       4,425         -
   at $.06 - July  16, 1991

Issuance of common stock for cash
    at $.06 - October 21, 1991 . . . . . . .     150,000           150       8,850         -

Issuance of common stock for cash
    at $.06  - December 18, 1991 . . . . . .     100,000           100       5,900         -

Net operating loss for the year ended
   December 31, 1991 . . . . . . . . . . . .           -             -           -   (22,500)

Issuance of common stock for cash
    at $.05 - February 27, 1992. . . . . . .     100,000           100       4,900         -

Net operating loss for the year ended
    December 31, 1992. . . . . . . . . . . .           -             -           -    (5,000)
                                                 --------        -------     ------   -------
BALANCE DECEMBER 31, 1998. . . . . . . . . .     475,000           475      27,025   (27,500)

Issuance of common stock for cash at $.20 -
    private placement - July 2, 1999 . . . .      50,000            50       9,950         -

Issuance of common stock for cash at $.05 -
    private placement - December 9, 1999 . .     150,000           150       7,350         -

Net operating loss for the year ended
    December 31, 1999. . . . . . . . . . . .           -             -           -   (18,000)
                                                 --------        -------     ------   -------

BALANCE DECEMBER 31, 1999. . . . . . . . . .     675,000  $        675  $   44,325  $(45,500)
                                              ==========  ============  ==========  =========





   The accompanying notes are an integral part of these financial statements.



                                       GOLDEN  SOIL,   INC.
                                   ( DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CASH FLOWS
                     FOR THE  YEARS ENDED DECEMBER 31, 1999,  1998,  AND 1997
              AND THE PERIOD MAY 7, 1985 (DATE  OF  INCEPTION) TO DECEMBER 31, 1999




                                           MAY 7, 1985
                                             DEC 31,     DEC 31,   DEC 31,   (DATE OF INCEPTION)
                                              1999         1998      1997      TO SEPT 30, 1999
                                          -------------  --------  --------  --------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss . . . . . . . . . . . . . . . .  $    (18,000)  $      -  $      -  $           (45,500)

Adjustments to reconcile net loss to
net cash provided by operating
activities

      Changes in accounts payable. . . .           500                                       500

Net Cash Used in Operations. . . . . . .       (17,500)         -         -              (45,000)
                                          -------------  --------  --------  --------------------

CASH FLOWS FROM INVESTING
ACTIVITIES . . . . . . . . . . . . . . .             -          -         -                    -
                                          -------------  --------  --------  --------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of common stock
                                                17,500          -         -               45,000
                                          -------------  --------  --------  --------------------

Net Increase (Decrease) in Cash. . . . .             -          -         -                    -



Cash at Beginning of Period. . . . . . .             -          -         -                    -
                                          -------------  --------  --------  --------------------


Cash at End of Period. . . . . . . . . .  $          -   $      -  $      -  $                 -
                                          =============  ========  ========  ====================



   The accompanying notes are an integral part of these financial statements.

                               GOLDEN  SOIL,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 7, 1985 with the name of Architronics with authorized common stock of 2,500 shares with no par value. On June 28, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to Golden Soil Inc.

On June 28, 1999 the Company completed a forward common stock split of 200 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and was inactive after 1992.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  adopted  a  policy  regarding  payment  of  dividends.

Income  Taxes
-------------

On December 31, 1999, the Company had a net operating loss carry forward of $45,500. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2007 through 2119.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

------

                               GOLDEN  SOIL,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED  PARTY  TRANSACTIONS

The  statement of changes in stockholder's equity shows 675,000 shares of common
stock  outstanding  of  which  200,000   shares  were issued to related parties.

4.  GOING  CONCERN

The Company will need additional working capital to be successful in its planned operations.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the coming year.

There  can  be  no  assurance that the Company can be successful in this effort.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------

     None,  Not  applicable


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------

IDENTIFICATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. In addition the table sets forth the same information as to all persons who were officers or directors during the year of 1999 but who are no longer officers or directors.



                                               Date  of             Date  of
                    Positions                  Election  or        Termination
Name                  Held                     Designation       or  Resignation
----               ----------                  -----------       ---------------
Jeff  Larrabee          Director                  04/09/99                  (2)
                        President                 07/05/99

Shawni  Larrabee        Director                  04/09/99                  (2)
                        Secretary/Treasurer       07/05/99

Jon  Heidelberger       President, Director       08/10/90             07/05/99

Loretta Heidelberger    Secretary, Treasurer,
                        Director                  08/10/90             07/05/99

Shalise Hancey          Director                  08/10/90             07/05/99

(1)  Mr.  &  Mrs.  Larrabee  and  Mr.  & Mrs. Heidelberger are husband and wife.
(2)  These  persons  presently  serve  in  the  capacities  indicated.


Business  Experience.
---------------------


Mr. Larrabee is presently Secretary and Director of McLarran Business Filings, Inc. ,a SEC EDGAR (R) filing service that he helped to co-found in 1998. Since September of 1999 he has also been employed in the manufacturing industry with Envirotech Pump Systems in Salt Lake City, Utah. Prior to that he was employed for 11 years by Flowserve Corporation, formerly known as Valtek Incorporated, a company in the same industry. He is the husband of Shawni Larrabee.

Mrs. Larrabee is presently President and Chairman of the Board of McLarran Business Filings, Inc., a SEC EDGAR (R) filing service that she helped co-found in 1998. From June of 1997 until October 1999 she was employed as the office manager for a law firm specializing in securities and business matters. She holds a Bachelor of Science degree in Biology from the University of Utah which she received in 1997. She is the wife of Jeff Larrabee.

Mr. Heidelberger has for the last three years been employed in the automotive industry in a sales position. Prior to that, for ten years, he owned his own business in the food retail industry. He holds a Bachelors degree in business from Saint Joseph Unversity. He is the husband of Lorretta Heidelberger.

Mrs. Heidelberger has been, for the last ten years, employed by a Salt Lake City health maintenance corporation to process proprietary financial data. In addition she assisted her husband when they owned their own business in the retail food industry. She holds a Bachelor of Science degree from Westchester University. She is the wife of Jon Heidelberger.

Ms. Hancey has been employed for the past 6 years as an executive assistant to a Salt Lake City based firm which advises small businesses in a number of areas, including record creation and retention, preparation of business profiles and marketing packages, and the posturing of a business to emphasize its strengths.



SIGNIFICANT  EMPLOYEES.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

FAMILY  RELATIONSHIPS.
---------------------

     Jeff Larrabee and Shawni Larrabee, the present officers and directors of the Company are husband and wife.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
-------------------------------------------------

     Shawni Larrabee filed a Form 3, Initial Statement of Beneficial Ownership of Securities on or about February 14, 2000, and Jeff Larrabee filed his Form 3 on February 16, 2000, both filings being timely.


ITEM  10.  EXECUTIVE  COMPENSATION.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY  COMPENSATION  TABLE

                             Long  Term  Compensation
                    Annual  Compensation         Awards     Payouts
(a)             (b)        (c)    (d)    (e)     (f)      (g)     (h)    (i)

                                                    Secur-
                                                    ities         All
Name  and      Year  or                  Other   Rest-   Under-   LTIP  Other
Principal      Period     Salary  Bonus  Annual  ricted  lying    Pay-  Comp-
Position       Ended        ($)   ($)    Compen  Stock   Options  outs  ensat'n
-------------------------------------------------------------------------------
Jeff
Larrabee         12/31/99     0      0       0       0       0       0      0
Pres,  Dir,      12/31/98     0      0       0       0       0       0      0
                 12/31/97     0      0       0       0       0       0      0


Shawni           12/31/99     0      0       0       0       0       0      0
Larrabee         12/31/98     0      0       0       0       0       0      0
Sec/Treas,       12/31/97     0      0       0       0       0       0      0
Director

Jon              12/31/98     0      0       0       0       0       0      0
Heildelberger    12/31/97     0      0       0       0       0       0      0
Pres,  Dir       12/31/96     0      0       0       0       0       0      0

Loretta          12/31/99     0      0       0       0       0       0      0
Heidelberger     12/31/98     0      0       0       0       0       0      0
Sec/Treas,  Dir  12/31/97     0      0       0       0       0       0      0

Shalise          12/31/99     0      0       0       0       0       0      0
Hancey           12/31/97     0      0       0       0       0       0      0
Director         12/31/97     0      0       0       0       0       0      0

* Jeff and Shawni Larrabee became directors on April 9, 1999 and officers on July 5, 1999. Jon and Loretta Heidelberger served as officers and directors of the Company from August 10, 1990 until July 5, 1999. Shalise Hancey served as a director of the Company from August 10, 1990 until July 5, 1999

COMPENSATION  OF  DIRECTORS.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND
CHANGE-IN-CONTROL  ARRANGEMENTS.
------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
         ---------------------------------------------------------------

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 675,000 shares of common stock being outstanding, unless otherwise noted.


                                                      Percentage
Name  and  Address                Number  owned     of  Outstanding
----------------                 -------------     ----------------
Jeff  Larrabee     (1)                 100,000              14.8%
372  West  12600  South
Draper,  Utah  84020

Shawni  Larrabee  (1)                  100,000              14.8%
372  West  12600  South
Draper  Utah  84020

Brian  Orth  (2)                        30,000               4.4%
9939  So.  Orchard  View  Dr.
South  Jordan,  Utah  84095

Melinda  Orth                           28,000               4.1%
9939  So.  Orchard  View  Dr.
South  Jordan,  Utah  84095

(1)  Mr.  and  Mrs.  Larrabee  are  husband  and  wife
(2)  Mr.  And  Mrs.  Orth  are  husband  and  Wife.


SECURITY  OWNERSHIP  OF  MANAGEMENT.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                                      Percentage
Name  and  Address            Number  owned        of  Outstanding
----------------              -------------        ----------------
Jeff  Larrabee     (1)             100,000                14.8%
372  West  12600  South
Draper,  Utah  84020

Shawni  Larrabee  (1)              100,000                14.8%
372  West  12600  South
Draper  Utah  84020
                                ----------              ---------
All  directors  and
executive  officers                200,000(1)             29.6%
as  a  group  (2  people)

CHANGES  IN  CONTROL.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         -----------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see captions
"Recent Changes in Control" under Item 1, "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" under Item 5, and footnote 1 under "Security ownership of Management" under Item 11



ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
         ---------------------------------

REPORTS  ON  FORM  8-K
-------------------

NONE


EXHIBITS
--------



Exhibit
Number               Description*
------               -----------

 3.1  *               Initial  Articles  of  Incorporation,

 3.2  *               Articles  of  Amendment  to  the
                      Articles  of  Incorporation,
 3.3  *               By-Laws

 27                   Financial  Data  Schedule



DOCUMENTS  INCORPORATED  BY  REFERENCE

* Documents previously filed as exhibits to Form 10 filed on December 13, 1999 and incorporated herein by this reference.









                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Golden  Soil,  INC.



Date:  3-27-2000                      By/S/Jeff  Larrabee
                                       Jeff  Larrabee
                                       President  and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                GOLDEN SOIL, INC.



Date:  3-27-2000                      By/S/Jeff  Larrabee
                                        Jeff  Larrabee
                                        President  and  Director



Date:  3-27-2000                      By/S/Shawni  Larrabee
                                        Shawni  Larrabee
                                        Secretary/  Treasurer
                                        And  Director