Form 10QSB
period 2000-03-31
GOLDEN SOIL INC
filed 2000-05-12
CIK 1100734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT  OF  1934For  the  quarterly  period  ended          March  31,  2000
                                                             ----------------
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT  OF  1934  For  the  transition  period  from __________ to____________

Commission  File  number           000-28475
                         ----------------------------

                               GOLDEN SOIL,  INC.
                               ------------------
               (Exact name of registrant as specified in charter)


            Nevada                                          87-0635270
-------------------------------                             ------------
(State  or  other  jurisdiction  of                       (I.R.S.  Employer
incorporation  or  organization)                          Identification  No.)

  372  East  12600  South  ,  Draper,  Utah                  84020
-------------------------------------------            ------------------
(Address  of  principal  executive  offices)              (Zip  Code)

                                  801-571-5252
                                  ------------
               Registrant's telephone number, including area code


     (Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ x ] No [ ] and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes  [x  ]   No  [  ]

                 APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                   Class                 Outstanding  as  of  March  31,  2000
                ------------             --------------------------------------
              Common Stock, $0.001                     675,000





                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART  I.

     ITEM  1.     Report  on  review                                           3

                  Balance  Sheets                                              4
                  March 31, 2000 and December 31, 1999

                  Statements  of  Operations
                  For  the  three  months  ended
                  March  31,  2000  and  1999                                  5
                  and  the period  from  May 7, 1985 to
                  March  31,  2000

                  Statements  of  Cash  Flows
                  For  the  three  months  ended
                  March  31,  2000  and  1999                                  6
                  and  the  period from May 7, 1985  to
                  March  31,  2000

                  Notes  to  Financial  Statements                             7

     ITEM  2.     Plan  of  Operations                                        10

PART  II.         Signatures                                                  11




                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS






ANDERSEN  ANDERSEN  &  STRONG,  L.C.              941 East 3300 South, Suite 202
------------------------------------              Salt Lake City Utah 84106
CERTIFIED  PUBLIC ACCOUNTANTS AND                 Telephone 801 486 0096
 BUSINESS CONSULTANTS                             Fax 801 486 0098




          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
Golden  Soil,  Inc.

We have reviewed the condensed balance sheet of Golden Soil, Inc.( development stage company) as of March 31, 2000 and the related condensed statement of operations and the condensed statement of cash flows for the three-months ended March 31, 2000 and 1999 and the periods May 7, 1985 (date of inception) to March
31. 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                                 Andersen Andersen and Stong

Salt  Lake  City,  Utah
May  5,  2000



                               GOLDEN SOIL,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      MARCH 31, 2000  AND DECEMBER 31, 1999


                                                                      UNAUDITED


                                                                   MAR 31,    DEC 31,
                                                                    2000       1999
                                                                  ---------  ---------
ASSETS

CURRENT ASSETS

       Cash                                                        $ -        $ -
                                                                  ---------  --------
       Total Current Assets                                        $ -        $ -
                                                                   =========  ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                  $  1,300   $    500
                                                                  ---------  ---------
Total Current Liabilities                                            1,300        500
                                                                  ---------   ---------


STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 675,000 shares issued and outstanding                    675        675

Capital in excess of par value                                       44,325     44,325

    Deficit accumulated during the development stage                (46,300)   (45,500)
                                                                    ---------  ---------

Total Stockholders' Equity (deficiency)                              (1,300)      (500)
                                                                    ---------  ---------
                                                                       $ -        $ -
                                                                      ========  ======


The  accompanying  notes  are  an  integral  part of these financial statements.


                                GOLDEN SOIL, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND 1999 AND
          THE PERIOD MAY 7, 1985 (DATE OF INCEPTION) TO MARCH 31, 2000





                               THREE MONTHS            MAY 7, 1985
                         MAR 31,        MAR 31,   (DATE OF INCEPTION) TO
                         2000           1999         MAR  31, 2000
                      --------------  ------------  --------------


REVENUES . . . . . .  $    -          $   -               $   -

EXPENSES . . . . . .     800              -                 46,300
                      --------------  ------------  --------------

NET LOSS . . . . . .  $ (800)         $   -               $(46,300)
                      ==============  ============  ==============




NET LOSS PER COMMON
SHARE

Basic                $   -            $   -
                     -----------      -----------


AVERAGE  OUTSTANDING
    SHARES

     Basic             675,000           512,000
                    ------------      -------------




   The accompanying notes are an integral part of these financial statements.

                                GOLDEN SOIL, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND 1999 AND
          THE PERIOD MAY 7, 1985 (DATE OF INCEPTION) TO MARCH 31, 2000





                              THREE MONTHS                 MAY 7, 1985
                         MAR 31,        MAR 31,      (DATE OF INCEPTION) TO
                           2000           1999           MAR  31, 2000
                      --------------  ------------  ------------------------


REVENUES . . . . . .  $           -   $          -  $                  -

EXPENSES . . . . . .            800              -                46,300
                      --------------  ------------  ---------------------

NET LOSS . . . . . .  $        (800)  $          -  $            (46,300)
                      ==============  ============  =====================




NET LOSS PER COMMON
SHARE

Basic                 $           -   $          -
                      --------------  ------------



AVERAGE  OUTSTANDING
    SHARES

     Basic                   675,000        512,000
                      --------------  -------------

















   The accompanying notes are an integral part of these financial statements.

                              GOLDEN  SOIL,   INC.
                          ( DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000,  AND 1999
       AND THE PERIOD MAY 7, 1985 (DATE  OF  INCEPTION) TO MARCH 31, 2000



                                          THREE  MONTHS          MAY  7,  1985
                                        MAR 31,     MAR 31,  (DATE  OF  INCEPTION)
                                         2000        1999      TO  MAR  31,  2000
                                         ------     ------     ------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss . . . . . . . . . . . . . .  $    (800)    $      -            $(46,300)

Adjustments to reconcile net loss to
net cash provided by operating
activities

      Changes in accounts payable. .        800                           1,300
                                           ______ . .  ______ .  . . .   ________

Net Cash Used in Operations. . . . .          -            -             (45,000)
                                          -------      -------           ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
                                              -            -                   -
                                          -------      -------           ---------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of
       common stock
                                              -            -              45,000
                                          -------      -------           ---------

Net Increase (Decrease) in Cash. . .          -            -                   -

Cash at Beginning of Period. . . . .          -            -                   -
                                          -------      -------           ---------

Cash at End of Period. . . . . . . .  $       -     $      -          $        -
                                          =======      =======           =========








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

Income  Taxes
-------------

On March 31, 2000, the Company had a net operating loss carry forward of $46,300. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2007 through 2121.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

                        GOLDEN  SOIL,  INC.
                 (DEVELOPMENT  STAGE  COMPANY)
            NOTES  TO  FINANCIAL  STATEMENTS  (CONTINUED)



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

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 29, 1999.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

                        ITEM  2.   PLAN  OF OPERATIONS



The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital to provide working capital for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to be successful in its planned efforts.

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to to finance its planned activity.

Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.





               PART  2  -  SIGNATURES



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                  GOLDEN  SOIL,  INC.
                                     [Registrant]




Dated   May 10, 2000          By   /s/ Jeff Larrabee
                               ----------------------------
                               Jeff Larrabee,  President