Form 10QSB
period 2000-06-30
GOLDEN SOIL INC
filed 2000-08-02
CIK 1100734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2000
                               -------------------------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File number                               000-28475
                       ---------------------------------------------------------

                                GOLDEN SOIL, INC.
          -------------------------------------------------------------
               (Exact name of registrant as specified in charter)

      Nevada                                                  87-0635270
----------------------                                       ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


372 East 12600 South Draper Utah                                 84020
-------------------------------------------               -------------------
(Address of principal executive offices)                        (Zip Code)

                                  801-571-5252
                               -------------------
               Registrant's telephone number, including area code


(Former name, former address, and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                                   Outstanding as of June 30, 2000
      ---------                               ----------------------------------
 Common  Stock, $0.001                                      675,000


                                                        INDEX

                                                                                                           Page
                                                                                                           Number

PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               June 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and six  months ended June  30, 2000 and 1999...................5 and the period May 7, 1985 to June 30, 2000

                            Statements of Cash Flows
                                For the six months ended June 30, 2000 and 1999..............................6 and the period May 7, 1985  to June 30, 2000

                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations...............................................................9

PART II.  Signatures ....................................................................................... 9


                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Golden Soil, Inc. ( development stage company) at June 30, 2000 and December 31 1999, and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the period May 7, 1985 to June 30, 2000, the statement of cash flows for the six months ended June 30, 2000 and 1999, and the period May 7, 1985 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.



                                GOLDEN SOIL, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2000, and December 31, 1999




                                                                Jun 30,             Dec 31,
                                                                 2000                1999
                                                              ---------            ---------

ASSETS

CURRENT ASSETS

   Cash                                                       $   -                $   -
                                                              ---------            ---------

       Total Current Assets                                   $   -                $   -
                                                              =========            =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $     -              $     500
                                                              ---------            ---------

       Total Current Liabilities                                    -                    500
                                                              ---------            ---------


STOCKHOLDERS' EQUITY

   Common stock 100,000,000 shares authorized,
   at $0.001 par value;
   675,000 shares issued and outstanding                            675                  675

   Capital in excess of par value                                45,685               44,325

    Deficit accumulated during the development stage            (46,360)             (45,500)
                                                              ---------            ---------

       Total Stockholders' Equity (deficiency)                       -                  (500)
                                                              ---------            ---------

                                                              $      -             $     -
                                                              =========            =========




   The accompanying notes are an integral part of these financial statements.


                                           GOLDEN SOIL, INC.
                                   ( Development Stage Company)
                                     STATEMENTS OF OPERATIONS
                    For the Three and Six Months Ended June 30, 2000, and 1999
                and the Period March 28, 1983 (Date of Inception) to June 30, 2000



                                                    Three Months                 Six Months
                                                    ------------                 ----------
                                              Jun 30,        Jun 30,        Jun 30,       Jun 30,    Mar 28, 1983 to
                                               2000           1999           2000           1999     Jun  30, 2000
                                             --------       --------      ----------    -----------  --------------

REVENUES                                     $   -          $   -         $     -       $    -        $     -

EXPENSES                                           60           -                860         -             46,360
                                             --------       --------      ----------    -----------   -----------
NET LOSS                                     $    (60)      $   -         $     (860)   $    -        $   (46,360)
                                             ========       ========      ==========    ===========   ---========



NET LOSS PER COMMON
   SHARE

   Basic                                     $   -          $   -         $     -       $    -
                                             --------       --------      ----------    -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic                                    675,000        512,000         675,000        512,000
                                             --------       --------      ----------    -----------














                 The accompanying notes are an integral part of
                          these financial statements.



                                GOLDEN SOIL, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
                        For the Six Months Ended June 30,
                  2000, and 1999 and the Period March 28, 1983
                      (Date of Inception) to June 30, 2000



                                                                                       Jun 14, 1982
                                                             Jun 30,       Jun 30,      to Jun 30,
                                                              2000          1999           2000
                                                            --------      --------      ----------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                 $   (860)     $    -        $  (46,360)

       Adjustments to reconcile net loss to
       net cash provided by operating activities


             Contributions to capital - expenses                 860           -             1,360


          Net Cash Used in Operations                            -             -           (45,000)
                                                            --------      --------      ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                 -             -              -
                                                            --------      --------      ----------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock
                                                                 -             -            45,000
                                                            --------      --------      ----------

   Net Increase (Decrease) in Cash                               -             -              -

   Cash at Beginning of Period                                   -             -              -
                                                            --------      -------       ----------

   Cash at End of Period                                    $    -        $    -        $     -
                                                            ========      ========      ==========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related party                                $    1,360
                                                                                        ----------


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

Income Taxes

On June 30, 2000, the Company had a net operating loss carry forward of $46,360. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2007 through 2121.

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

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources

The Company will need additional working capital to finance its planned activity.

Results of Operations

The Company has had no operations during this reporting period.


                               PART 2 - SIGNATURES






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                         Golden Soil, Inc.
                                                            [Registrant]



                                                       /s/ Jeff Larrabee
                                                       ------------------------
                                                       Jeff Larrabee - President
August 2, 2000