Form 10QSB
period 2000-09-30
GOLDEN SOIL INC
filed 2000-11-21
CIK 1100734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2000
                                    ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________.

Commission File number:             000-28475
                                    ---------

                                GOLDEN SOIL, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


                                     Nevada
                                     ------
                 (State or other jurisdiction of incorporation)

                                   87-0635270
                                   ----------
                      (IRS Employer Identification Number)

       2 Limassol Ave Street, Aluminum Tower, 5th Flr, Nicosia 2003 Cyprus
       -------------------------------------------------------------------
              (Address of principal executive offices and zip code)


Registrant's telephone number, including area code: 357-233-6933


                     372 East 12600 South Draper Utah, 84020
                     ---------------------------------------
            (Former name, former address, and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date


        Class                               Outstanding as of September 30, 2000
        -----                               ------------------------------------
 Common Stock, $0.001                                       6,750,000



                                                          GOLDEN SOIL, INC.
                                                             FORM 10-QSB
                                                         September 30, 2000

                                                          Table of Contents

                                                                                                                                Page

PART I - FINANCIAL INFORMATION.....................................................................................................1
         ITEM 1. FINANCIAL STATEMENTS..............................................................................................1
                  Balance Sheets...................................................................................................2
                  Statements of Operations.........................................................................................3
                  Statement of Cash Flows..........................................................................................4
                  Notes to Financial Statements....................................................................................5
         ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS.................................................................................8
                  Plan  of  Operations.............................................................................................8
                  Liquidity and Capital Resources..................................................................................8
                  Recent Accounting Pronouncements.................................................................................9
                  "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995...............................9
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................................9

PART II OTHER INFORMATION.........................................................................................................10
         ITEM 1 LEGAL PROCEEDINGS.................................................................................................10
         ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDINGS......................................................................10
                  Recent Sales of Unregistered Securities.........................................................................10
                  Use of Proceeds.................................................................................................10
         ITEM 3 DEFAULTS UPON SENIOR SECURITIES...................................................................................10
         ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................................10
         ITEM 5 OTHER INFORMATION.................................................................................................10
                  Agreement and Plan of Reorganization  Entered Into with Merilus Technologies, Inc...............................10
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................................11
                  Exhibits .......................................................................................................11
                  Reports on Form 8-K.............................................................................................11

SIGNATURES........................................................................................................................12

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Golden Soil ( development stage company) at September 30, 2000 and December 31 1999, and the related statements of operations and the statement of cash flows for the nine months ended September 30, 2000 and the period May 7, 1985 (date of inception) to September 30, 2000, have been prepared by Golden Soil's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.



                                GOLDEN SOIL, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2000, and December 31, 1999

-------------------------------------------------------------------------------------------


                                                                    Sept 30,      Dec 31,
                                                                      2000         1999
                                                                   ----------    --------
ASSETS

CURRENT ASSETS


         Cash                                                       $    --      $    --
                                                                    ---------    ---------
         Total Current Assets                                            --           --
                                                                    ---------    ---------

OTHER ASSETS

    Note and accrued interest receivable - related party - Note 3     151,085         --
                                                                    ---------    ---------

                                                                    $ 151,085    $    --
                                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable                                           $    --      $     500
                                                                    ---------    ---------
               Total Current Liabilities                                 --            500
                                                                    ---------    ---------


STOCKHOLDERS' EQUITY

         Common stock
             100,000,000 shares authorized, at $0.001 par value;
             6,750,000 shares issued and outstanding on
             September 30, 2000; 6,750,000 on December 30, 1999         6,750        6,750

         Capital in excess of par value                               189,610       38,250

         Deficit accumulated during the development stage             (45,275)     (45,500)
                                                                    ---------    ---------

                  Total Stockholders' Equity (deficiency)             151,085         (500)
                                                                    ---------    ---------
                                                                    $ 151,085    $    --
                                                                    =========    =========



                 The accompanying notes are an integral part of
                          these financial statements.




                                GOLDEN SOIL, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended September 30, 2000, and 1999
      and the Period May 7, 1985 (Date of Inception) to September 30, 2000

-----------------------------------------------------------------------------------------------


                            Three Months                   Nine Months
                            ------------                   -----------
                          Sept 30,     Sept 30,       Sept 30,    Sept 30,     May 7, 1985 to
                           2000          1999           2000        1999       Sept  30, 2000
                         --------      --------       -------     --------     ---------------

REVENUES               $     1,085   $      --      $     1,085   $      --      $     1,085

EXPENSES                      --          10,000            860        10,000         46,360
                       -----------   -----------    -----------   -----------    -----------
NET LOSS               $     1,085   $   (10,000)   $       225   $   (10,000)   $   (45,275)
                       ===========   ===========    ===========   ===========    ===========



NET LOSS PER COMMON
         SHARE

         Basic         $      --     $      --      $      --     $      --
                       -----------    -----------   -----------    -----------



AVERAGE  OUTSTANDING
    SHARES

     Basic               6,750,000     5,120,000     6,750,000      5,120,000
                       -----------    -----------   -----------    -----------
















                 The accompanying notes are an integral part of
                          these financial statements.




                                GOLDEN SOIL, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 2000, and 1999
      and the Period May 7, 1985 (Date of Inception) to September 30, 2000

--------------------------------------------------------------------------------------------------


                                                                                      May 7, 1985
                                                             Sept 30,      Sept 30,   to Sept 30,
                                                              2000          1999        2000
                                                             ------        --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $     225    $ (10,000)   $ (45,275)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

          Changes in accrued interest receivable              (1,085)        --         (1,085)
             Contributions to capital - expenses                 860         --          1,360


          Net Cash Used in Operations                           --        (10,000)     (45,000)
                                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES

       Investment in note receivable                        (150,000)        --       (150,000)
                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from pending issuance of common stock        150,000       10,000      195,000
                                                           ---------    ---------    ---------

   Net Increase (Decrease) in Cash                              --           --           --

   Cash at Beginning of Period                                  --           --           --
                                                           ---------    ---------    ---------

   Cash at End of Period                                   $    --      $    --      $    --
                                                           =========    =========    =========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses - related party   $     860                 $   1,360
                                                           ---------                 ---------


                 The accompanying notes are an integral part of
                          these financial statements.

                                GOLDEN SOIL, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1. ORGANIZATION

Golden Soil was incorporated under the laws of the State of Nevada on May 7, 1985 with the name of Architronics with authorized common stock of 2,500 shares with no par value. On June 28, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to Golden Soil Inc.

On June 28, 1999 Golden Soil completed a forward common stock split of 200 shares for each outstanding share and on August 10, 2000 a forward stock split of 10 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

Golden Soil is in the development stage and has been engaged in the activity of seeking developmental mining properties and became inactive after 1992.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

Golden Soil recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

Golden Soil has not adopted a policy regarding payment of dividends.

Income Taxes
------------

On September 30, 2000, Golden Soil had a net operating loss carry forward of $45,275. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since Golden Soil has no operations. The net operating loss will expire starting in 2007 through 2122.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Financial Instruments
---------------------

The carrying amounts of financial instruments, including a note receivable, and accounts payable, are considered by management to be their estimated fair values.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject Golden Soil to significant concentration of credit risk consists primarily of cash and notes receivable. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. The notes receivable are unsecured, however, management considers them to be fully collectable.

                                GOLDEN SOIL, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions
-------------------------

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

Comprehensive Income
--------------------

Golden Soil adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

Golden Soil does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES RECEIVABLE AND ACCRUED INTEREST RECEIVABLE

At the balance sheet date Golden Soil had made loans to Merilus Technologies Inc., a related party, amounting to $150,000 at 8% interest with a due date of November 30, 2000. Interest income has been accrued through September 30, 2000. Additional loans were made after September 30, 2000 amounting to $1,850,000. The funds used for these loans were provided by the sale of warrants outlined in
Note 5.

4.  RELATED PARTY TRANSACTIONS

The outstanding common stock of Golden Soil is 6,750,000 of which 196,750 shares are held by related parties.

See Note 3 for loans to related party.

5. COMMON CAPITAL STOCK

Golden Soil issued 2,000,000 warrants to Imperium Capital, Inc. at a nominal value on August 31, 2000. Each warrant is exercisable for one share of common stock in Golden Soil at an exercise price of $1.00 per share at any time on or before August 30, 2001. As of November 17, 2000, all 2,000,000 warrants were exercised. To date no shares have been issued to the warrant holder on exercise. Golden Soil is in the process of issuing the underlying shares as directed by the warrant holder.

                                GOLDEN SOIL, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------



5.  SUBSEQUENT EVENTS

On October 19, 2000 Golden Soil signed an agreement to purchase all of the outstanding common capital stock of Merilus Technologies Inc.(Note 3), a British Columbia Corporation, in exchange for exchangeable shares which may be converted at any time for 3,787,500 newly issued shares of Golden Soil. The transaction is subject to approval of the stockholders of both companies, as well as other closing conditions. Merilus Technologies Inc. is a solutions provider of hardened firewalls, virtual private networking, e-commerce solutions, high-speed bandwidth allocation and shaping, and custom Linux solutions.

On completion of the acquisition, Golden Soil will change its name to Merilus Inc. and Merlius Technologies, Inc. will be an indirect wholly owned subsidiary of Golden Soil. This transaction is expected to close in early December, 2000.

Included in the following are the summarized, combined, unaudited pro-forma financial statements of Golden Soil and Merilus Technologies, Inc. The fiscal year of Golden Soil is December 31 and Merilus Technologies Inc. is September
30. For this report the fiscal year of Golden Soil has been restated to September 30. All intercompany transactions have been eliminated.

                        GOLDEN SOIL, INC. AND SUBSIDIARY
                        PROFORMA COMBINED BALANCE SHEETS
                               September 30, 2000

-------------------------------------------------------------------------------------------------------------------

                                             Golden Soil  Merilus    Elimination      Total
                                             -----------  -------    -----------      -----
ASSETS

CURRENT ASSETS

   Cash                                       $    --     $   4,522    $    --      $   4,522
    Accounts receivable - related parties          --        15,257         --         15,257
    Accounts receivable - trade                    --       119,864         --        119,864
                                              ---------   ---------    ---------    ---------
        Total Current Assets                       --       139,643         --        139,643
                                              ---------   ---------    ---------    ---------


EQUIPMENT - net of accumulated depreciation        --        44,770         --         44,770
                                              ---------   ---------    ---------    ---------


OTHER ASSETS
    Note  receivable - related party            151,085        --       (151,085)        --
                                              ---------   ---------    ---------    ---------

                                              $ 151,085   $ 184,413         --      $ 184,413
                                              =========   =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                           $    --     $ 764,776    $(151,085)   $ 613,691
                                              ---------   ---------    ---------    ---------
     Total Current Liabilities                     --       764,776         --        613,691
                                              ---------   ---------    ---------    ---------



STOCKHOLDERS' EQUITY (DEFICIENCY)               151,085    (580,363)        --       (429,278)
                                              ---------   ---------    ---------    ---------


                                              $ 151,085   $ 184,413         --      $ 184,413
                                              =========   =========    =========    =========


                        GOLDEN SOIL, INC. AND SUBSIDIARY
                   PROFORMA COMBINED STATEMENTS OF OPERATIONS
                      For the Year Ended September 30, 2000

--------------------------------------------------------------------------------



                            Golden Soil     Merilus     Elimination      Total
                            -----------     -------     -----------      -----

REVENUES                     $   1,085     $ 276,906          --      $ 277,991

COST OF SALES                     --          68,464          --         68,464
                             ---------     ---------     ---------     ---------

   GROSS PROFIT                  1,085       208,442                    209,527

EXPENSES                        10,860       723,365                    734,225
                             ---------     ---------     ---------     ---------

NET PROFIT (LOSS)            $  (9,775)    $(514,923)                 $(524,698)
                             =========     =========     =========     =========



--------------------------------------------------------------------------------


                    ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Plan  of  Operations.
--------------------

Golden Soil has not engaged in any material operations or had any revenues from operations since inception. During this quarter, Golden Soil has been actively pursuing and has secured an agreement to acquire all the outstanding share capital of Merilus Technologies Inc., a private British Columbia corporation in return for exchangeable shares which may be converted at any time for 3,787,500 shares of common stock of Golden Soil. The transaction is subject to approval of the stockholders of both companies, as well as other closing conditions. Merilus Technologies Inc. was founded in 1996 and incorporated in 1997. Merilus Technologies Inc. is a total solution provider focused on solutions for securely connecting corporate computer networks to the Internet. Merilus Technologies Inc.'s solutions include hardened firewalls, virtual private networking, e-commerce solutions, high-speed bandwidth allocation and shaping, and custom Linux solutions.

Messrs. John Paul DeJoria, Gerald C. Allen, Gene Hoffman, Jr., Aaron Fleck, Myron Gushlak, Dana Epp, Kevin Terass, Ross Merazik and Steve Hemingway have all agreed to join the Board of Directors of Golden Soil Inc. on close of the acquisition of Merilus Technologies Inc. and Golden Soil having obtained adequate directors and officers insurance,

On completion of the acquisition, Golden Soil will change its name to Merilus Inc. and Merlius Technologies, Inc. will be a wholly owned subsidiary of Golden Soil. Golden Soil is in the process of preparing a detailed information statement to send out to all of its stockholders concerning this proposed acquisition and expects to close this acquisition sometime in early December.

As at September 30, 2000, the Company's had total assets of $0 other than a promissory note evidencing a loan made by Golden Soil to Merilus Technologies Inc. on September 6, 2000 for $150,000. The promissory note bears 8% interest and is due November 30, 2000. Since September 30, 2000, Golden Soil has made additional loans to Merilus Technologies Inc. amounting to $1,850,000. Promissory notes have been received from Merilus Technologies Inc. for each loan. Each promissory note bears 8% interest and is due November 30, 2000. These funds were provided by the exercise of warrants issued in a private placement by Golden Soil.

Liquidity and Capital Resources
-------------------------------

During the quarter ended September 30, 2000, Golden Soil received $150,000 through the exercise of 150,000 private placement warrants. Golden Soil immediately loaned these funds to Merilus Technologies Inc. which Golden Soil is in the process of acquiring. Golden Soil has been able to pay its expenses and costs through the private sale of its stock. As of September 30, 2000 Golden Soil had $0 in cash or cash equivalents on hand. Golden Soil anticipates that it will need to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of Golden Soil and to maintain Golden Soil on the OTC Bulletin Board. No assurance can be given that Golden Soil will be able to raise these funds.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and we do not expect adoption to have a material effect on our financial statements.

In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2000 for us. We chose to adopt the provisions of SAB 101 early beginning with the fiscal year ended December 31, 1999.

In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25, Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non- compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this document and other statements which are not historical facts are forward looking statements that involve risks and uncertainties, including, the success of newly implemented sales strategies; the continued existence of agreements with product providers; market acceptance of Golden Soil's products and services; the ability to obtain a larger number and size of contracts; the timing of contract awards; work performance and customer response; the impact of competitive products and pricing; technological developments by Golden Soil's competitors or difficulties in Golden Soil's research and development efforts; and other risks as detailed in Golden Soil's Securities and Exchange Commission filings.

--------------------------------------------------------------------------------

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

Not applicable at this time.



                            PART II OTHER INFORMATION

--------------------------------------------------------------------------------

                            ITEM 1 LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


To Golden Soil's knowledge, there are no lawsuits nor were any lawsuits commenced against Golden Soil during the quarter ended September 30, 2000, nor did Golden Soil commence any lawsuits during the same period.

--------------------------------------------------------------------------------

               ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDINGS

--------------------------------------------------------------------------------

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended September 30, 2000, Golden Soil has issued the following securities, none of which will be registered under the Securities Act of 1933 (the "1933 Act"):

   Private Placement. Golden Soil has completed a private placement warrant offering of 2,000,000 warrants which were issued at no cost to one private placee on August 31, 2000. Each warrant was exercisable for one share of common stock of Golden Soil for $1.00 per share any time on or before August 31, 2001. As of November 17, 2000, all of these warrants were exercised. Golden Soil intends to issue the underlying shares as directed by the warrant holder within the next five days.

Use of Proceeds
---------------

Golden Soil has used all private placement funds received by through the warrant offering to provide Merilus Technologies, Inc. with the following bridge loans:

   1.     a loan of $ 150,000 on September 6, 2000;
   2.     a loan of $ 150,000 on October 5, 2000;
   3.     a loan of $ 150,000 on October 20, 2000;
   4.     a loan of $ 200,000 on November 1, 2000; and
   5.     a loan of $ 1,350,000 on November 17, 2000.

--------------------------------------------------------------------------------

                     ITEM 3 DEFAULTS UPON SENIOR SECURITIES

--------------------------------------------------------------------------------

   Not applicable.

--------------------------------------------------------------------------------

           ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------


No matters were put forward to a vote of the security holders of the Golden Soil this quarter.


--------------------------------------------------------------------------------

                            ITEM 5 OTHER INFORMATION

--------------------------------------------------------------------------------


Agreement  and Plan of  Reorganization  Entered Into with Merilus  Technologies,
--------------------------------------------------------------------------------
Inc.
----

On October 19, 2000, Golden Soil entered into an agreement and plan of reorganization with Merilus Technologies Inc., a private British Columbia Corporation and 613636 British Columbia, Inc., a wholly owned subsidiary of Golden Soil formed for the purpose of the proposed transaction, (the "Reorganization Agreement"). Under the terms of the Reorganization Agreement the stockholders of Merilus Technologies Inc. will receive exchangeable shares which may be exchanged into 3,787,500 shares of common stock of Golden Soil at anytime. The stockholders of Merilus Technologies Inc. as a result of the Reorganization Agreement will hold approximately 35.94 % of Golden Soil's total issued and outstanding share capital as of September 30, 2000 and 30.21% after issuing the shares of common stock on exercise of the warrant offering discussed in Item 2. This agreement replaced a letter of intent between the parties dated August 24, 2000.

In connection with the Reorganization Agreement, Golden Soil has agreed to:

     1. Carry out a private placement warrant offering of 2,000,000 warrants, each warrant exercisable for one share of common stock of Golden Soil at $1.00 per share and a private placement offering of a minimum of 1,000,000 to a maximum of 2,000,000 shares at a purchase price of not less than $5.00 per share to be completed within 60 days from closing the Reorganization Agreement.
     2.   Provide  Merilus  Technologies  Inc.  with a serious  of bridge  loans totaling not less than $2,000,000 from all private placement funds received by Golden Soil immediately on receipt of such funds.
     3. Cause Merilus Technologies Inc. to enter into employment agreements with Messrs. Dana Epp, Chad Northcott, Kevin Trass, Steven Hemenway and Ross Mrazek immediately after closing the Reorganization Agreement.
     4. Adopt a stock option plan to issue up to 1,400,000 shares of common stock of Golden Soil.
     5. Amend the articles of incorporation to change the name of Golden Soil to "Merilus, Inc." and to create a special preferred class of shares immediately on closing the Reorganization Agreement.
     6. Enter into a support agreement, voting and exchange trust agreement, registration rights agreement and an escrow agreement.

Golden Soil is in the process of preparing and filing an information statement with the Securities and Exchange Commission which will contain a copy of the Reorganization Agreement and details about the transaction and the business of Merilus Technologies Inc.


--------------------------------------------------------------------------------


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


Exhibits

1. EXHIBIT # 27 Financial Data Schedule for the period ended September 30, 2000.

Reports on Form 8-K

On September 6, 2000, we filed a current report on Form 8-K to announce a change in the board of directors of Golden Soil.

On September 29, 2000, we filed an amended current report of Form 8-K to amend the report filed on September 6, 2000.

--------------------------------------------------------------------------------


                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


GOLDEN SOIL INC.

/s/ Xenios Xenopoulos /s/

Per:
   Xenios Xenopoulos
   President

Date: November 20, 2000.