Form 10KSB
period 2000-12-31
MERILUS INC
filed 2001-04-02
CIK 1100734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                   Form 10-KSB


(Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 2000
                               -----------------

                                       OR

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

     For the  transition  Period from ______________ to ______________


                        Commission file number: 0-28475
                                                -------


                                  Merilus, Inc.
                  -------------------------------------------
                 (Name of small business issuer in its charter)



             Nevada                                             87-0635270
   ------------------------------                          -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


            #307, 46165 Yale Road
     Chilliwack, British Columbia, Canada                           V2R 3C7
    -------------------------------------                          ---------
     (Address of principal executive offices)                      (Zip Code)

                   Issuer's telephone number: (604) 792-0100



             Securities registered under Section 12(b) of the Act:
                                (Title of Class)

                                      None
              -----------------------------------------------------


                      Name of exchange on which registered

                                      None
              -----------------------------------------------------



Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
          -------------------------------------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         Yes    X             No
              -----              -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's revenues for its most recent fiscal year was $21,278.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 2001, computed by reference to the closing price of that date, was approximately $ 6,452,385 assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 27, 2001, the registrant had 9,100,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.


              Transitional Small Business Disclosure Format: Yes[ ]  No [X]



                                  MERILUS, INC.

                                    Index to
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000

Part I                                                                                                 Page
Item 1   Description of Business........................................................................ 3
Item 2   Description of Property.........................................................................7
Item 3   Legal Proceedings...............................................................................7
Item 4   Submission of Matters to a Vote of Security Holders.............................................7

Part II
Item 5   Market for Common Equity and Related Stockholder Matters........................................8
Item 6   Management's Discussion and Analysis of Financial Condition and Results of Operations...........9
Item 7   Financial Statements...........................................................................13
Item 8   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...........13

Part III
Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance With
         Section 16(a) of the Exchange Act..............................................................14
Item 10  Executive Compensation.........................................................................17
Item 11  Security Ownership of Certain Beneficial Owners and Management.................................23
Item 12  Certain Relationships and Related Transactions.................................................25
Item 13  Exhibits and Reports on Form 8-K...............................................................26

Signatures..............................................................................................27

Financial Statements....................................................................................F-1



                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Merilus, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Merilus, Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.


History of Merilus
------------------

On November 4, 1997 Messrs. Dana Epp and Kevin Traas formed NetMaster Networking Solutions, Inc., a private British Columbia, Canada, company. The company's purpose was to address the many issues and risks involved in connecting organizations and/or enterprise networks to the Internet. Traditional connection methods were generally known to require high startup costs, require high monthly recurring costs and incorporated very limited network security. The marketable version of the resulting products, including Gateway Guardian, combined unique custom-built solutions and a graphical administration "shell" to minimize complexity and add further features and benefits.

NetMaster Networking Solutions, Inc., changed its corporate name to Merilus Technologies Inc. ("Merilus Technologies") on September 8, 2000 in conjunction with its resolve to focus on network security. Since that time, Merilus Technologies has continued to develop its line of secure networking products including Gateway Guardian(TM) and FireCard(TM).

On November 29, 2000 Merilus Technologies agreed to merge with Golden Soil, Inc., a Nevada Corporation incorporated on May 7, 1985 and publicly traded on the OTC Bulletin Board under the symbol "GDSI". In connection with the merger, which closed on December 29, 2000, Golden Soil issued 3,787,500 shares of its common stock in exchange for all of the issued and outstanding shares of Merilus Technologies ("Exchangeable Shares"). The acquisition was accounted for as a recapitalization of Merilus Technologies, effectively representing an issue of shares by Merilus Technologies for the net assets of Golden Soil. Following the closing, Golden Soil, Inc. changed its name to Merilus, Inc. ("Merilus") and changed its trading symbol to "MERH". In connection with the merger transaction, Merilus raised $2,000,000 from the sale of 2,000,000 shares of common stock to investors. Further information about the merger transaction and the rights and preferences associated with the Exchangeable Shares may be found in the Schedule 14C dated November 30, 2000 and filed with the SEC on December 12, 2000, and the report on Form 8-K dated January 18, 2001 and filed with the SEC on January 19, 2001, incorporated herein by reference.

Business of Merilus
-------------------

Data transmitted over the Internet is subject to unauthorized interception and computer networks expose organization's sensitive information and mission critical applications to unauthorized access from both outside and inside the organization. These risks create a critical need for organizations to protect their information and information systems from unauthorized access and use.

Driven by concern over cyber-crime and vandalism, the worldwide market for network security products and services is large and growing rapidly. Despite this growth and the range of available security products, the majority of computer networks remain unprotected. Merilus believes that more organizations would purchase network security products if these products were easier to implement, use and maintain.

Merilus  is  a  development   stage  software   company  focused  on  delivering
intelligent   products  that  simplify  the  process  of  digital  security  for organizations  connecting to networks.  We have  developed  products that are:

     o Extremely effective, when used as part of a comprehensive security process;
     o    Easy to implement, use and maintain;
     o    More robust yet less expensive than products  offered by  competitors;
          and
     o    Interoperable with popular security products offered by other vendors.

We are  preparing to  distribute  these  products to end-user  customers  via:

     o    Established distributors of network security products;
     o    Value added resellers (VARs);
     o    Manufacturers of network servers (OEMs); and
     o    Business and security consultants.


Merilus currently offers two product families:

          o FireCard(TM),  a hardware-based  product  providing  "plug-and-play"
            ------------
     firewall protection and virtual private networking, integrating directly into any server supporting a PCI bus (e.g., IBM, DELL, COMPAQ, HP, Apple,
     Sun).

          o Gateway  Guardian(TM),  a software  product that is the heart of the
            ---------------------
     Merilus FireCard(TM), providing firewall protection and virtual private networking for Windows 95/98/NT, Mac OS, Linux, Solaris and SCO UNIX platforms.


  Merilus has developed and is bringing to market a family of network security products that are:

     o    Extremely effective;
     o    Less expensive;
     o    Feature-rich;
     o    Easy to use;
     o    Interoperable with popular security products offered by other vendors;
          and
     o    Designed for a global market- North America, Europe and Asia.

FireCard(TM)
------------

FireCard(TM) is a separate computer on a circuit board with its own operating system (OS), independent of the main computer's OS. Because FireCard(TM) takes power from the bus, it does not affect the underlying operating system or network and, its "box within a box" design keeps the network secure, even if the server were to fail.

Utilizing re-programmable flash memory, FireCard(TM) accepts software upgrades to add new functionality and protect against future security threats, without costly hardware changes.

An IPSec compliant device, FireCard(TM) acts as a virtual private network (VPN) bridge, securing VPN tunnels across the Internet. In short, FireCard(TM) is flexible enough to secure digital communications between individuals and entire networks over any Internet or network connection.

FireCard(TM)features include:

     o Broadband Internet security that protects against external security threats;
     o Merilus SPURS TM (Security Policy User Rule Sets) that protects against internal security threats and abuse;
     o Active real-time prioritization, allocation and control of network bandwidth (i.e., ensure that Napster usage doesn't interfere with mission-critical tasks);
     o Active alerting of attempts of intrusion, denial of service, authentication failures and hardware failures;
     o    Advanced internal DHCP server; and
     o Secure remote firewall configuration, management and upgrading using RSA (R) technology.

We offer FireCard(TM) in two separate configurations:

          o FireCard Plus(TM)- an "industrial strength," central office solution with VPN server and a full range of features.

          o FireCard(TM)- a small office, home office solution offering superior protection and a full range of security features at a very affordable price.

Gateway Guardian
----------------
Gateway Guardian is the software heart and brains of the FireCard (TM). Merilus makes Gateway Guardian as a packaged software product for creating firewall and virtual private networking appliances utilizing a Java-based configuration tool. Its Java Runtime Environment is platform independent, supporting:

     o    Windows 95/98/00/NT,
     o    Mac OS,
     o    Linux,
     o    Solaris; and
     o    SCO UNIX.

Intelligent configuration wizards make Gateway Guardian extremely easy to maintain and manage. The wizard guides users through a series of straightforward questions regarding hardware components, network connections and helps create security policies using Merilus SPURS(TM).

Merilus offers Gateway Guardian software in four separate configurations;

     o    Personal edition;
     o    Professional edition;
     o    VPN; and
     o    Enterprise edition.

Merilus continues to focus on research and development to make its solutions easier to use through new features based on end-user feedback.

Once the products have been provided, Merilus has the opportunity to create secondary streams of revenue. Through Merilus' OEM partners and through its own sales force, Merilus can provide multiple forms of advanced services. These advanced services include:

     o EXTENDED FIREWALL MANAGEMENT. The Gateway Guardian Suite of firewall management tools, offer clients more control over their local network, including control of use, bandwidth and even services while taking advantage of the existing system already in place;

     o POLICY BASED INTERNET MANAGEMENT. Enables users to set priorities on internet use. Often critical applications suffer because someone is using the internet for non-critical tasks, such as downloading the latest copy of their favorite MP3 or video game. The systems administrator can easily guarantee priority to critical areas such as video conferencing or web servers in the event that there is a conflict. Most companies are unaware that this technology exists; and

     o VIRTUAL PRIVATE NETWORKS. The customer can bore a "tunnel" through the Internet between two points. Using this technology, two offices (or more) can communicate with each other using data transfer, video conferencing, or voice in ABSOLUTE privacy. The special encryption algorithms make certain that no one can 'hack' in. Merilus products can integrate a solution with standards based IPSEC VPN devices on remote ends.

Competition
-----------

The market for Internet security products is world-wide and highly competitive, and Merilus expects competition to intensify in the future. There are few substantial barriers to entry, and additional competition from existing competitors and new market entrants will occur in the future. Current and potential competitors in Merilus' markets include, but are not limited to the following, all of whom sell world-wide or have a presence in most of the major markets for such products:

     o enterprise firewall software vendors such as Check Point Software and Axent Technologies;
     o network equipment manufacturers such as Cisco Systems, Lucent Technologies, Nortel Networks, 3COM and Nokia;
     o    computer or network component manufacturers such as Intel Corporation;
     o operating system software vendors such as Microsoft Corporation, Novell and Sun Microsystems;
     o security appliance suppliers such as WatchGuard Technologies, Inc. and SonicWall, Inc.; and
     o low cost Internet router suppliers which may include limited Internet security functionality.



In the market for Internet security solutions, Merilus competes on the basis of technological expertise and functionality, breadth of service and product features, ease of installation and management, updatability, scalability, brand recognition, price and customer support. Many of its current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than Merilus does. Nothing prevents or hinders these actual or potential competitors from entering Merilus' target markets at any time. In addition, Merilus' competitors may bundle products competitive to Merilus with other products that may be sold to Merilus' current or potential customers.
These customers may accept these bundled products rather than separately purchasing the products. If these companies were to use their greater financial, technical and marketing resources in Merilus' target markets, it could adversely affect Merilus' business.

Government Regulation
---------------------

Export restrictions on encryption technology above 64 bits are tightly controlled through the provisions of the Wassenaar Arrangement. The Wassenaar Arrangement is a 33 country agreement including Canada and the United States, signed December 3, 1998. The Wassenaar Arrangement controls the export of encryption technology to any destination outside of continental North America. This arrangement requires exporters of encryption technology to make an application prior to exportation. Applications for export under the agreement are evaluated on a case by case basis and considerable evaluation is done by both countries involved in the export review. The application process slows down the selling cycle and flow of trade of Merilus' products by requiring compliance with the terms of the Wassenaar Arrangement.

Research and Development
------------------------

In the past year Merilus has continued to develop and refine Gateway Guardian and Firecard. Merilus developed its products using a modular design concept to provide the foundation for future product development that includes expanding the feature sets and capacity of all products and extending the current product designs into non-traditional and emerging applications such as managed security providers, automotive applications and satellite and military applications.

Proprietary Rights
------------------

Merilus relies on a combination of trademark, copyright and trade secret laws to protect its proprietary rights. On September 8, 2000, Merilus Technologies, Inc. applied to trademark the names "Merilus" and "FireCard" in Canada. Similar applications have been filed in the United States. Neither of these trademarks are believed to be significant in the protection of Merilus' technology. In addition, Merilus owns the Internet domain name of "Merilus". Merilus believes its products, trademarks and other property rights do not infringe on the proprietary rights of third parties.

Employees
---------

As of February 1, 2001, Merilus had twenty-eight full time employees and no part-time employees. The Company anticipates that the development of its business will require the hiring of additional employees. None of Merilus' current employees are covered by any collective bargaining agreement and Merilus has never experienced a work stoppage. The Company considers its employee relations to be good.



ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's principal executive offices are located at #307, 46165 Yale Road, Chilliwack, British Columbia, Canada V2R 3C7. The Company leases 8,075 square feet at a step rent of approximately $4,753 per month. The monthly rent will increase on June 1, 2001 to approximately $4,960. The lease expires on November 30, 2003 and may be renewed for an additional term of three years. The Company believes that this facility will be suitable for the operation of its business for the foreseeable future. The facility is adequately insured against perils commonly covered by business insurance policies.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is not presently a party to any material pending legal or administrative proceedings, and its property is not subject to any such proceedings, except as may be incurred in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
On December 12, 2000, a Schedule 14C was filed with the SEC and sent to stockholders as notice of corporate actions taken by ten stockholders without a meeting on November 28, 2000. The ten persons collectively owned in excess of the required majority of outstanding voting securities of the Company necessary for the adoption of the actions or 3,376,000 shares out of 6,750,000 shares outstanding (50.01%). The following matters were approved:

o Amendment to the Articles of Incorporation of Golden Soil to change the name to "Merilus, Inc." and to create a special preferred class of stock;

o The Reorganization Agreement between Golden Soil, Merilus Technologies Inc., 613636 British Columbia Inc. and the stockholders of Merilus Technologies, Inc.;

o The entering into of employment agreements with Dana Epp, Chad Northcott, Kevin Traas, Stephen R. Hemenway and Ross Mrazek;

o    A stock option plan; and

o Electing nine persons as members of the Company's Board of Directors for the year 2001, namely Dana Epp, Kevin Traas, Ross Mrazek, Bruce Davies, John Paul DeJoria, Gerald C. Allen, Gene Hoffman, Jr., Aaron Fleck and Myron Gushlak.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

From August 31, 2000 through December 29, 2000, Merilus common stock was traded on the OTC Bulletin Board (OTC-BB) under the name Golden Soil, Inc, and the symbol "GDSI." From January 2, 2001 through March 29, 2001, Merilus' common stock has traded on the OTC Bulletin Board (OTC-BB) under the symbol "MERH." The following table sets forth, for the periods indicated, the range of high and low closing prices of Merilus' common stock.




    Fiscal 2000                                           High             Low
    -----------                                          -----            -----
    Third Quarter (from August 31, 2000)                 $7.63            $4.97
    Fourth Quarter                                       $6.06            $1.06

    Fiscal 2001                                          High              Low
    -----------                                          -----            -----
    First Quarter (through March 27, 2001)               $4.06            $ .94



On March 27, 2001, the Merilus common stock was held by 23 shareholders of record.

Merilus has not paid dividends in prior years and has no plans to pay dividends in the near future. Merilus intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon Merilus' pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following selected financial data is obtained from the audited financial statements of Merilus, for the three months ended December 31, 2000, the years ended September 30, 2000 and 1999 and for the period from November 4, 1997 (inception) through December 31, 2000, which are included elsewhere in this document. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and attached financial notes included elsewhere in this document.

                                    Three months                                          Inception
                                        ended           Year ended       Year ended   (November 4, 1997)
                                    December 31,       September 30,    September 30,      through
                                        2000               2000             1999       December 31, 2000
                                   ---------------     -------------    -------------  -----------------
Revenue
   Licensing                          $      524          $  200,776      $   50,448      $  251,759
   Product sales                          20,754              77,038          59,204         167,052
                                      ----------          ----------      ----------      ----------
   Total revenue                          21,278             277,814         109,652         418,811

   Cost of revenue                         8,436              68,829          22,459         104,414
                                      ----------          ----------      ----------      ----------
Gross profit                              12,842             208,985          87,193         314,397


Product development                      180,631             224,070          38,712         480,040

Selling & marketing                      635,005             251,984          20,667         910,727

General & administrative                 449,476             249,286          42,841         757,240

Stock compensation                       659,121                --              --           659,121
                                      ----------          ----------      ----------      ----------


Total operating costs                  1,924,233             725,340         102,220       2,807,128
                                      ----------          ----------      ----------      ----------

Operating loss                         1,911,391             516,355          15,027       2,492,731
                                      ----------          ----------      ----------      ----------

Total Loss                            $1,908,465          $  517,669      $   21,208      $2,498,535
                                      ==========          ==========      ==========      ==========


Balance at end of period

   Cash                               $  672,286          $    4,452                      $  672,286

   Total Assets                        1,848,159             181,530                       1,848,159

   Total Current Liabilities          $  711,666             752,825                      $  711,666


Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

Overview

Merilus, Inc. is a development stage enterprise that develops and markets products that simplify the process of digital security for organizations connecting to networks. We were formed as NetMaster Networking Solutions, Inc. in British Columbia, Canada in November 1997 and changed our name to Merilus Technologies, Inc. in September 2000. On December 29, 2000, we merged with Golden Soil, Inc. a Nevada corporation that acquired all of our outstanding common stock. For accounting purposes, we treated the acquisition as a re-capitalization of Merilus Technologies, effectively representing an issue of shares by Merilus Technologies Inc. for the net assets of Golden Soil.
Accordingly, the comparative financial information is that of Merilus Technologies Inc., which began operations on November 4, 1997, consolidated with those of Golden Soil from December 29, 2000. Following this re-capitalization, the combined company changed its name to Merilus, Inc.

Since inception, we have incurred costs principally related to developing our products, preparing marketing materials and organizing our sales channels. We have not yet generated significant revenues and have incurred negative cash flows from operations.

In July 1999, we introduced our first product, Gateway Guardian(TM), a stand-alone software product that is also an integral component of our principal product, FireCard(TM). We publicly announced FireCard(TM) in November 2000 and plan to make initial shipments in April 2001. FireCard(TM) is a secure embedded computer fitting on a standard form-factor PCI card that installs easily into most networked-based servers and workstations. It provides firewall protection, virtual private networking, bandwidth management and intrusion detection, among other valuable features.

We have prepared our consolidated financial statements on a going concern basis in accordance with generally accepted accounting principles in the United States of America. This going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Results of Operations:

Net Revenues
To date, net revenues have consisted of licensing of certain internally developed technologies and sales of the Gateway Guardian(TM) software product. Licensing revenues increased from $50,448 during the fiscal year ended September 30, 1999 to $200,776 during the fiscal year ended September 30, 2000, and were $524 during the three months ended December 31, 2000. Although the majority of our historical revenues are derived from licensing, licensing activities are not central to our future plans, and as a result we expect that such licensing revenues will not be significant in future periods.

Revenues from the sale of Gateway Guardian(TM) increased 30 percent from $59,204 during the fiscal year ended September 30, 1999 to $77,038 during the fiscal year ended September 30, 2000. Gateway Guardian sales were $20,574 during the three months ended December 31, 2000. On an annualized basis, this represents sales of approximately $82,300, an increase of 6.8% compared to the comparable period ended September 30, 2000. Substantially all of the Gateway Guardian sales were made directly to end-user customers from the Merilus website.

We expect that our future revenues will generally be derived from sales of our FireCard(TM), Gateway Guardian(TM) and follow-on products. We plan to make initial shipments of the Merilus FireCard(TM) in April 2001 and expect to record our first revenue from this product during the quarter ending June 30, 2001. In order to increase our revenues, we are currently in discussions to enter into distribution agreements with a variety of companies who have established distribution into target markets. We intend to expand our sales and marketing organization, attempt to develop strategic partner relationships with multi-national distributors and OEM customers and expand our advertising and promotional activities. There are no assurances that we will be successful in these efforts, or that our products will be accepted by potential customers.

Cost of Revenues
The costs of revenues for the periods presented consist of the cost to manufacture Gateway Guardian(TM), including product packaging, and third-party product licensing fees. Costs of licensing revenues were not significant.

Since inception, we have incurred costs of revenues of $104,414, representing approximately 62.5 percent of product revenues. Cost of revenues represented approximately 38 percent, 89 percent and 40 percent of product revenues during the fiscal years ended September 30, 1999 and 2000 and three months ended December 31, 2000, respectively. Cost of revenues were higher as a percentage of product revenues during the year ended September 30, 2000 principally as a result of experimentation leading to the development of new products.

We expect that cost of revenues will increase in future periods as a result of increased sales from the introduction of FireCard(TM) and new versions of Gateway Guardian(TM). At present, we are unable to quantify such future costs accurately, either in amount or as percentage of product revenues.

Product Development Expenses
Product development expenses consist of hardware and software engineering activities related to the design of our current and future products. Such expenses include engineering salaries, supplies, rent and depreciation.

We began our development efforts in November 1997, incurring costs of $480,040 through December 31, 2000 related to the development of our Gateway Guardian(TM) and FireCard(TM) products. Product development expenses were $38,712 and $224,070 in the years ended in September 1999 and 2000, respectively. Such costs were $180,631 in the three months ended December 31, 2000, the annual equivalent of $722,524, or a 222 percent increase compared with the year ended September 30, 2000, principally due to preparations for the introduction of new products. We expect to continue to increase our spending on product development activities as we prepare to launch our FireCard(TM) product and new versions of our Gateway Guardian(TM) product. We are dependent on additional financing to continue or increase the level of our product development activities. The level of product development that we pursue will be substantially impacted by the amount of additional financing, if any, that we are able to obtain. Assuming that adequate funding is available, we currently intend, among other things, to continue to improve our existing products and develop new digital security products for computer networks. At present, we are unable to quantify such future expenditures accurately.

Selling and Marketing Expenses
To date, our selling and marketing activities and expenses have consisted principally of developing distribution channels and promotional materials for our Gateway Guardian(TM) and FireCard(TM) products. Such expenses include salaries, supplies, travel and tradeshows.

From inception through December 31, 2000, Merilus incurred selling and marketing costs of $910,727. Selling and Marketing expenses were $20,667 and $251,984 in the years ended in September 1999 and 2000, respectively. Such expenses were $635,005 in the three months ended December 31, 2000. Of this amount, approximately $425,000 was related to our formal announcement of FireCard(TM) at the Comdex tradeshow in November 2000. Exclusive of these Comdex tradeshow costs, the Selling and Marketing expenses in the December quarter represent the annual equivalent of $840,000, or a 32 percent increase compared with the year ended in September 2000, principally due to the preparations for the introduction of new products. We expect to continue to increase our spending on selling and marketing activities as we prepare to launch our FireCard(TM) product and new versions of our Gateway Guardian(TM) product. We are dependent on additional financing to continue or increase the level of selling and marketing activities. The level of selling and marketing activities that we pursue will be substantially impacted by the amount of additional financing, if any, that we are able to obtain. Assuming that adequate funding is available, we currently intend, among other things, to establish worldwide distribution agreements and strategic alliances, to engage in advertising and direct promotion, and to attend relevant trade shows. We expect that the costs related to such activities will consist principally of advertising, personnel, and consulting expenses. At present, we are unable to quantify such future expenditures accurately.

General and Administrative Expenses
General and administrative expenses consist of executive management, accounting, legal, and expenditures for applicable overhead costs, including related rent, insurance, depreciation and certain non-cash stock compensation costs.

Merilus incurred costs of $757,240 through December 31, 2000 related to general and administrative activities. General and Administrative expenses were $42,841 and $249,286 in the years ended in September 1999 and 2000, respectively. Such costs were $449,476 in the three months ended December 31, 2000. Included in this amount were professional fees and other costs of approximately $116,000, related to the merger with Golden Soil, Inc.

Also included in this amount was approximately $163,396 representing non-cash stock compensation charges for fully vested stock options granted in December 2000 to non-employees in exchange for services. Exclusive of these merger-related and stock compensation costs, general and administrative expenses in the December quarter represent the annual equivalent of $680,300, or a 173 percent increase from the year ended in September 2000, principally due to building of a management and administrative team. These stock compensation charges were calculated in accordance with Statement of Financial Accounting Standard No. 123 (SFAS 123) using the Black-Scholes Option Pricing Mode or the value of the services provided, which ever was the most reliably determinable. We expect that non-cash stock compensation charges will generally be lower in future periods.

Except for stock compensation and merger-related costs, we expect that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs due to the growth of our business. At present, we are unable to quantify such future expenditures accurately.

Stock-based Compensation Expenses
During December 2000, we issued 510,555 non-qualified stock options to employees at a strike price of one cent per share. Of these options, 240,555 were immediately vested. The remaining 270,000 of these stock options vest ratably over the nine-month period ending in September 2001. The stock-based compensation expense of $659,121 in the three months ended in December 2000 represents the value of these 240,555 fully-vested employee stock options, calculated in accordance with APB No. 25. We will recognize additional stock compensation expense on the remaining 270,000 stock options as they vest, resulting in a stock compensation charge of approximately $246,600 in each of the three quarters ending in September 2001.

We expect to continue to use employee stock options to attract and retain critical talent. However, we expect to limit significantly the use of stock options priced below market. As a result, we expect that stock compensation resulting from such future grants will be lower than in December 2000. At present, we are unable to quantify such additional future charges accurately.

Liquidity  and  Capital  Resources
To date, we have financed our operations principally through the issuance of common stock. As of December 31, 2000, we do not have sufficient working capital to bring FireCard(TM) to market or to sustain our operations through 2001. In March 2001 we sold 350,000 shares of our common stock at a price of $1.00 per share, 100,000 shares to John Paul DeJoria, a director and 250,000 shares to Imperium Capital which is controlled by Myron Gushlak, a director. Additionally, Imperium Capital has agreed to purchase an additional 100,000 shares at $1.00 per share. We are in the process of pursuing additional equity financing, although there is no assurance that our efforts will be successful. Adequate funds, whether through additional equity financing, debt financing or other sources, may not be available when needed or on acceptable terms, or may result in significant dilution to existing stockholders. If we cannot obtain sufficient financing, we would need to reduce our operating activities significantly and might go out of business. The Auditors Report on our December 31, 2000 financial statements includes an additional explanatory paragragh on conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements include managements' current plans to respond to those doubts.

Assuming that we can obtain the necessary financing, our future operations are dependent upon the market's acceptance of our products and services and our ability to secure strategic partnerships. There can be no assurance that we will be able to secure market acceptance or the necessary strategic partnerships.

Effect of Fluctuations In Foreign Exchange Rates
Our reporting and functional currency is the U.S. Dollar. Currently, all of our operations are located in Chilliwack, British Columbia, Canada. Transactions of the subsidiary in Canadian dollars have been translated into U.S. Dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying-value of our investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, revenues received from our international operations in other than U.S. Dollars will be subject to foreign exchange risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending July 1, 2001. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

Financial  statements  and  supplementary  data are set  forth on pages F-1 thru
F-20.


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

On March 5, 2001 Merilus filed a report on Form 8-K, which was subsequently amended on March 23, 2001, disclosing the dismissal of Andersen Andersen & Strong, L.C. as Merilus' independent public accountants on February 28, 2001, and appointment of KPMG, LLP of Chilliwack, British Columbia, Canada, as its independent accountants to audit its financial statements formerly audited by Andersen Andersen & Strong, L.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

On December 29, 2000, the Board of Directors of the Company accepted the resignation of its director and executive officer and appointed new directors and executive officers.

Xenios Xenopoulous resigned as the sole director and executive officer of the Company.

The following individuals were appointed directors and executive officers of the Company on December 29, 2000.

NAME                AGE      POSITION
--------------------------------------------------------------------------------
Dana Epp            27       Director, President and Chief Executive Officer
Kevin Traas         31       Director, Secretary and Chief Information Officer
Ross Mrazek         32       Director and Vice President International Sales
Chad Northcott      48       Chief Operations Officer
Stephen Hemenway    39       Vice President Sales
Bruce Davies        38       Director
John Paul DeJoria   56       Director
Gerald Allen        56       Director
Gene Hoffman, Jr.   25       Director
Aaron Fleck         76       Director
Myron Gushlak       31       Director



Dana Epp - Director, President and Chief Executive Officer
-----------------------------------------------------------
Mr. Epp is a co-founder of Merilus Technologies, Inc., and served as its President, Chief Executive Officer, and a Director. Mr. Epp has many years of computer networking experience with particular emphasis on secure network connectivity and embedded Java applications. Mr. Epp has been an instructor in the Computer Information Systems (CIS) Department at the University College of the Fraser Valley, teaching Linux, Java and C++ programming. He has brought to market Internet appliances, secure firewalling devices, wireless routers and Java cryptographic devices which are based on Linux. For the past three years, he has been President of the Fraser Valley Linux Users Group, and a steering committee member of CLUE, the Canadian Linux Users' Exchange. Mr. Epp has been awarded two years running (1999 and 2000) the Community Spirit Award for Business in recognition of his ongoing initiatives in promoting high technology industries in his community.

Kevin Traas - Director, Secretary and Chief Information Officer
---------------------------------------------------------------
Mr. Traas is a co-founder of Merilus Technologies, Inc. and served as its Chief Information Officer and a Director. Mr. Traas is a SCO Unix Advanced Certified Engineer, Novell Certified Network Administrator, and Microsoft Certified
Professional. Mr. Traas has more than ten years of experience in managing, administrating and maintaining computers, networks and network servers with specific focus on Internet services. Mr. Traas' experience spans all aspects of the computer industry including research and design solutions, purchasing, implementing, and establishing computer and Internet-related services, maintaining systems, and support. While working closely with Dana Epp as the Head System Administrator of ValleyNet and as a Board Member of the Fraser Valley Community Information Society, Mr. Traas has gained practical knowledge in customer service, project team management, administration, Internet security, and all things related to maintaining the efficient operations of an Internet and Security Solutions Provider. Mr. Traas has considerable experience in implementing and maintaining the most efficient network communication solutions no matter what the situation or scale.

Ross Mrazek - Director and Vice President International Sales
-------------------------------------------------------------
Mr. Mrazek served as Vice President of International Sales of Merilus Technologies, Inc.. He was formerly the CFO of Universal Scholars Corp., a Washington DC based provider of online professional education and specialized content focused on Asian markets. Mr. Mrazek was formerly Manager, Emerging Markets with the Business Development Bank of Canada. Mr. Mrazek advises and structures venture investment opportunities in the high technology and emerging market sectors. Mr. Mrazek has worked in the corporate finance field with North American Trust Company in Toronto and has been a corporate and commercial banker with Laurentian Bank in Vancouver. In addition, Mr. Mrazek has worked on a number of projects in the United States, Europe, Russia and Asia. Mr. Mrazek is a graduate of the University of British Columbia and the American Graduate School of International Management (Thunderbird).

Chad Northcott - Chief Operations Officer
-----------------------------------------
Mr. Northcott served as Chief Operations Officer of Merilus Technologies, Inc.. He is a former partner with Goldfinch, Nicklom & Northcott and brings over twenty years of practical business expertise as a Chartered Accountant along with experience and knowledge in investment and technology. He is a graduate of Simon Fraser University and has been in the public accounting profession since 1977 having attained his C.A. designation in 1980. He has experience with both national and local Chartered Accounting firms and is a member of the Institute of Chartered Accountants of British Columbia.

Stephen Hemenway - Vice President Sales
---------------------------------------
Prior to his role at Merilus Technologies, Inc. as Vice President Sales, Mr. Hemenway was the Manager of Consulting Services at the Business Development Bank of Canada and brings the Company many years of experience in sales management, event marketing, media planning, and Internet development. His experience includes working with Glentel, WIC Communications, Dowco Internet, Roger's Communications, Fraser Valley Broadcasters, and The Ministry of Small Business, Tourism & Culture. Mr. Hemenway is a founding partner of SearchBC.com and a director for the Stolo Development Corporation.

Bruce Davies - Director
-----------------------
Mr. Davies is a corporate attorney and partner at the Chilliwack, B.C. law firm of Sliman, Stander & Company and brings the Company 12 years of experience in advising businesses in all facets of their operations. Mr. Davies attended Simon Fraser University of Burnaby, B.C. from 1980 to 1984 as a joint business administration/economics major and the University of British Columbia from 1984 to 1987 in the faculty of law. Following graduation, Mr. Davies articled and practiced law in the business law department of a medium sized Vancouver, B.C. law firm and in 1993 moved to the Fraser Valley area of B.C. Mr. Davies will provide the Company with legal advice on all facets of its business including preservation of intellectual property rights, employment law, mergers and acquisitions and corporate finance.

John Paul DeJoria - Director
----------------------------
Mr. DeJoria is the Chairman, Chief Executive Officer and one of the two founders of John Paul Mitchell Systems a privately owned professional hair care company with retail sales exceeding $600 million annually. John Paul Mitchell Systems markets more than 90 products in 45 different countries through approximately 110,000 hair salons. Mr. DeJoria gives of his time and financial backing to a number of philanthropic causes. He also has served as a member of the Board of Directors of the American Beauty Association, and is a current member of the Board of Directors of Solar Electric Fund, the Council of Advisors of Global Green USA, and is the Honorary Secretary of the State of Louisiana.

Gerald C. Allen - Director
--------------------------
Mr. Allen has been involved in the ownership and management of various enterprises in the oil and gas sector during the last twenty years. He is the founder and Chairman of JA Geophysical Company and NRG Resources Ltd. He is currently chairman and a major shareholder of Industrial Services, Inc. which owns MQS Inspection, Inc. and Copperheat, Inc. Copperheat is one of the largest providers of onsite specialty heating products and services providing value to the oil and gas production and processing industries. MQS Inspections has been the recognized leader in quality services to U.S. industry for over 65 years. It offers a complete range of Nondestructive Examination (NDE) services--including Ultrasonics, X-ray, Eddy Current, Magnetic Particle, Liquid Penetrant and Visual--from one-time inspections to comprehensive quality-control programs. Mr. Allen has served on various civic boards and has served as a member of the Board of Directors of two banks one State and one National Bank.

Gene Hoffman, Jr. - Director
----------------------------
Mr. Hoffman, Jr., is a co-founder of Emusic.com, Inc.,and has been President, Chief Executive Officer, and a Director with Emusic since January 1998. Emusic.com, Inc. is one of the leading providers of downloadable music on the Internet. From November 1996 to December 1997, Mr. Hoffman was Director of Business Development 92 and Director of Interactive Marketing of Pretty Good
Privacy. From October 1995 to November 1996, he was founder, director and Executive Vice President of PrivNet, Inc., an Internet privacy software company. From August 1993 to October 1995, Mr. Hoffman was a student at the University of North Carolina, Chapel Hill.

Aaron Fleck - Director
----------------------
Mr. Fleck is a registered investment advisor and owner of Aaron Fleck & Associates LLC. He is the organizer and partner of Enter Media Growth Fund, CF Global Growth Fund, AFA Management Partners, LP, Fleck T.I.M.E. Fund and the Fleck T.I.M.E. Offshore Fund. Mr. Fleck serves on the Advisory Council for the Central Asia Caucasus Institute, the National Committee for the National Jewish Hospital, as well as the Advisory Board of the Pitkin County Bank and the National Committee at the Kennedy Center of Performing Arts. In the past he has served on many civic, business and charitable boards.

Myron Gushlak - Director
------------------------
Mr. Gushlak currently serves as Managing Director of Imperium Capital, a Cayman Islands based private venture capital Company that provides financing and ongoing  management  to  technology  companies,  with a  specific  focus  on the media/entertainment and telephony industries. Accomplishments include the initial funding and public listing of Emusic.com, Inc., which is one of the leading providers of downloadable music on the Internet; the initial funding and public listing of netValue Holdings, Inc., a leading public internet incubator, and the initial funding and public listing of GlobalNet, one of the largest North American based VoIP providers. He also is a co-founder and on the board of directors of Laugh.com; and is on the board of advisors of netValue Holdings, Inc. and Sticky Networks, a multilayer search tool company founded by the former CEO of Infoseek. Prior to this, he was a Broker at one of Canada's largest Independent brokerage firms.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, officers and 10% or greater shareholders of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. Mr. Xenios Xenopoulous was late in filing his Form 3 upon becoming a director and executive officer of the Company on July 21, 2000. Mr. Myron Gushlak was late in filing his Form 3 upon becoming a beneficial owner of more than 10% of the outstanding common stock of the Company on November 17, 2000. To the best of the Company's knowledge, all other directors, officers and 10% or greater shareholders of the Company timely filed Forms 3 and reported any subsequent transactions on Forms 4 during the year ended December 31, 2000.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

                           Summary Compensation Table

The following table sets forth the compensation paid to Named Executive Officers of the Company. The Company does not currently have a long term compensation plan and does not grant any long term compensation to its executive officers or employees. The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of each Named Executive Officer's salary and bonus. No other compensation was granted for the periods covered.


                                                                               Long Term Compensation
                                                                      -----------------------------------------
                                       Annual Compensation                      Awards              Payouts
                             ---------------------------------------- --------------------------- -------------
       Name                                                 Other      Restricted    Securities
        And                                                Annual        Stock       Underlying       LTIP       All Other
     Principal                                           Compensation   Award(s)      Options/      Payouts    Compensation
     Position         Year    Salary ($)     Bonus ($)       ($)          ($)         SARs (#)         ($)          ($)
-------------------- ------- -------------- ------------ ------------ ------------- ------------- ------------- -------------
Epp, Dana*           2000    $104,592.00        -0-          -0-          -0-       145,000           -0-           -0-
(President and CEO)  1999    $ 33,681.00        -0-          -0-          -0-                         -0-           -0-
                     1998    $ 20,740.00        -0-          -0-          -0-                         -0-           -0-
-------------------- ------- -------------- ------------ ------------ ------------- ------------- ------------- -------------
Traas, Kevin*        2000    $ 96,821.00        -0-          -0-          -0-       145,000           -0-           -0-
(Secretary and       1999    $ 16,484.00        -0-          -0-          -0-                         -0-           -0-
CIO)                 1998    $  2,962.00        -0-          -0-          -0-                         -0-           -0-
-------------------- ------- -------------- ------------ ------------ ------------- ------------- ------------- -------------


* These Named Executive Officers began serving as officers of the Company on December 29, 2000 pursuant to the reorganization of the Company, including the recapitalization of Merilus Technologies, Inc. The compensation information consists of compensation they received as officers of Merilus Technologies, Inc.
during the past three years.



Option / SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of stock options pursuant to the 2000 Stock Plan to Named Executive Officers during the year ended December 31, 2000.


                                                 % of Total
                               Number of          Options /
                              Securities            SARS
                              Underlying         Granted to                           Market Price on
                            Options / SARS      Employees in      Exercise or Base     Date of Grant
          Name                  Granted        Fiscal Year (1)      Price ($/Sh)          ($/Sh)         Expiration Date
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------
Epp, Dana                       145,000             16.4%              $0.01               $2.94             12/29/03
(President and CEO) (2)
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------
Traas, Kevin                    145,000             16.4%              $0.01               $2.94             12/29/03
(Secretary and
CIO) (3)
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------
Mrazek, Ross                    60,000              6.8%               $0.01               $2.94             12/29/03
(Vice President) (4)
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------
Mrazek, Ross                    50,000              5.7%               $2.94               $2.94             12/29/03
(Vice President) (4)
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------
Northcott, Chad                 70,000              7.9%               $0.01               $2.94             12/29/03
(Vice President) (5)
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------
Northcott, Chad                 50,000              5.7%               $2.94               $2.94             12/29/03
(Vice President) (5)
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------
Hemenway,  Stephen  (Vice       60,000              6.8%               $0.01               $2.94             12/29/03
President) (6)
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------
Hemenway, Stephen               50,000              5.7%               $2.94               $2.94             12/29/03
(Vice President) (6)
-------------------------- ------------------ ------------------ ------------------- ------------------ -------------------

(1) Options to purchase an aggregate of 881,555 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended December 31, 2000. Stock options granted are under the terms of the 2000 Stock Plan.

(2) Mr. Dana Epp received an option to purchase 145,000 shares of common stock of the Company at $0.01 in four installments as follows: 70,000 on December 29, 2000; 25,000 on March 29, 2001; 25,000 on June 29, 2001; and 25,000 on September
29, 2001.

(3) Mr. Kevin Traas received an option to purchase 145,000 shares of common stock of the Company at $0.01 in four installments as follows: 70,000 on December 29, 2000; 25,000 on March 29, 2001; 25,000 on June 29, 2001; and 25,000
on September 29, 2001.

(4) Mr. Ross Mrazek received an option to purchase 60,000 shares of common stock of the Company at $0.01 as follows: 22,500 on December 29, 2000; 12,500 on March 29, 2001; 12,500 on June 29, 2001; and 12,500 on September 29, 2001. Mr. Mrazek
also received an option to purchase 50,000 shares of common stock at $2.94 in four equal installments of 12,500 on December 29, 2000, March 29, 2001, June 29, 2001 and September 29, 2001.

(5) Mr. Chad Northcott received an option to purchase 70,000 shares of common stock of the Company at $0.01 as follows: 25,000 on December 29, 2000; 15,000 on March 29, 2001; 15,000 on June 29, 2001; and 15,000 on September 29, 2001. Mr.
Northcott also received an option to purchase 50,000 shares of common stock of the Company at $2.94 in four equal installments of 12,500 on December 29, 2000, March 29, 2001, June 29, 2001 and September 29, 2001.(6) Mr. Stephen Hemenway received an option to purchase 60,000 shares of common stock of the Company at $0.01 as follows: 22,500 on December 29, 2000; 12,500 on March 29, 2001; 12,500
on June 29, 2001; and 12,500 on September 29, 2001. Mr. Hemenway also received an option to purchase 50,000 shares of common stock at $2.94 in four equal installments of 12,500 on December 29, 2000, March 29, 2001, June 29, 2001 and September 29, 2001.

              Aggregated Option / SAR Exercises in Last Fiscal Year
                         and FY-End Option / SAR Values

The following table sets forth certain information concerning exercises of stock options pursuant to the 2000 Stock Option Plan by each Named Executive Officer during the year ended December 31, 2000 and stock options held at year end.

                                                                           Number of
                                                                          Securities              Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised           In-the-Money
                                                                        Options / SARs         Options / SARs
                                                                         At FY-End (#)          at FY-End ($)

                          Shares Acquired                                Exercisable /          Exercisable /
          Name            On Exercise (#)      Value Realized ($)        Unexercisable         Unexercisable *
---------------------- ---------------------- ---------------------- ---------------------- ----------------------
Epp, Dana                        0                     $0                70,000/75,000        $205,800/$220,500
(President and CEO)
---------------------- ---------------------- ---------------------- ---------------------- ----------------------
Traas, Kevin                     0                     $0                70,000/75,000        $205,800/$220,500
(Secretary and
CIO)
---------------------- ---------------------- ---------------------- ---------------------- ----------------------
Mrazek, Ross                     0                     $0                35,000/75,000        $66,150/$110,250
(Vice President)
---------------------- ---------------------- ---------------------- ---------------------- ----------------------
Northcott, Chad                  0                     $0                37,500/82,500        $73,500/$132,300
(Vice President)
---------------------- ---------------------- ---------------------- ---------------------- ----------------------
Hemenway, Stephen                0                     $0                35,000/75,000        $66,150/$110,250
(Vice President)
---------------------- ---------------------- ---------------------- ---------------------- ----------------------
* On  December  31,  2000,  the  average  of the high and low sale  price of the
Merilus common stock trading on the OTC BB was $2.94.


COMPENSATION OF DIRECTORS

Directors are generally not compensated for their service as directors. The exception is that Mr. Bruce Davies has been granted stock options for services rendered to the Company as a director and as outside general counsel to the Company. Mr. Davies has received 97,500 stock options with 47,500 exercisable at $0.01 and 50,000 exercisable at $2.94. The 47,500 options exercisable at $0.01 were exercisable at December 29, 2000, with 37,500 of such options provided for payment of legal services. The 50,000 stock options exercisable at $2.94 vest in four equal installments of 12,500 on December 29, 2000, March 29, 2001, June 29, 2001 and September 29, 2001 and will expire in three years. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT CONTRACTS

On December 29, 2000, the Company executed employment agreements with the following executive officers: Dana Epp, Kevin Traas, Ross Mrazek, Chad Northcott and Stephen R. Hemenway. The following table sets forth the annual salary for each executive officer of the Company :

                                                                       Annual
                                                                       Salary
Name             Office                                                 2000
---------------- ---------------------------------------------------- ---------

Dana Epp         President, Chief Executive Officer                   $ 200,000
---------------- ---------------------------------------------------- ---------
Kevin Trass      Executive Vice President, Chief Operating Officer    $ 175,000
---------------- ---------------------------------------------------- ---------
Ross Mrazek      Vice President International Sales                   $ 125,000
---------------- ---------------------------------------------------- ---------
Chad Northcott   Chief Operations Officer                             $ 125,000
---------------- ---------------------------------------------------- ---------
Steven Hemenway  Vice President Sales                                 $ 125,000
---------------- ---------------------------------------------------- ---------

Each employment agreement is for a one year term ending January 2, 2002. In addition to financial remuneration, each will also be entitled to the following: medical health benefits; indemnification from any claim or law suit which may be asserted against him when acting in their official capacity for Merilus provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission and options to purchase shares of Common Stock of Merilus. Each employment contract also contains certain provisions with respect to disability, termination, confidentiality and non-competition.

2000 STOCK PLAN

In November 2000, the Board of Directors and shareholders of the Company adopted and approved a stock option plan (the "Plan"). The purpose of the Plan is to enable the Company to offer it's officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. The Company believes that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of the Company. There is reserved for issuance under the Plan an aggregate of 1,400,000 shares of common stock. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either "incentive stock options," as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options. In addition, awards of or rights to purchase shares of the Company's common stock ("Stock Rights") may be granted under the Plan. A copy of the Plan may be found in the Definitive Information Statement dated November 30, 2000 and filed with the SEC on December 12, 2000.

Administration.
--------------

The Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Administrator"). The Administrator, subject to the terms and conditions of the plan, has authority to:

     o    select the persons to whom options and Stock Rights are to be granted;
     o determine the number of shares of Common Stock to be covered by each option and Stock Right granted;
     o    approve forms of option agreement for use under the Plan;
     o    determine the terms and conditions of any option or Stock Right;
     o reduce the exercise price of any option or Stock Right if the fair market value of the Common Stock covered by such Option or Stock Right has declined since the date the option or Stock Right was granted;
     o    institute an option exchange program;
     o    interpret the Plan and awards granted under the Plan;
     o prescribe, amend and rescind rules and regulations relating to the Plan or sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;
     o    modify or amend each option or Stock Right issued;
     o allow Optionees to satisfy withholding tax obligations by electing to have the Company withhold from the shares to be issued on exercise of an option or Stock Right that number of shares having a fair market value equal to the amount required to be withheld;
     o authorize any person to execute on behalf of the Company any instrument required to effect the grant of an option or Stock Right previously granted by the Administrator; and
     o make all other determinations and take all other actions necessary or advisable for the administration of the Plan.

All decisions, interpretations and other actions of the Administrator are final and binding on all holders of options and Stock Rights.

Eligibility; Limitations of Options.
-----------------------------------

Non-statutory stock options and stock rights may be granted under the Plan to employees, directors and consultants of the Company or any parent or subsidiary of the Company. Incentive stock options may be granted only to employees. As discussed above, Section 162(m) of the Code places limits on the deductibility for federal income tax purposes of compensation paid to certain executive officers of the Company. In order to preserve the Company's ability to deduct the compensation income associated with options granted to such persons, the Plan provides that no employee may be granted, in any fiscal year of the Company, options to purchase more than 1,000,000 shares of Common Stock plus options to purchase up to an additional 1,000,000 shares of Common Stock in connection with such employee's initial commencement of service to the Company.

Terms and Conditions of Options.
-------------------------------

Options granted under the Plan are subject to additional terms and conditions under the individual option agreement. These terms and conditions include:

     Exercise  Price.  The  Administrator  will  determine the exercise price of
     ---------------
options granted at the time of grant. The exercise of an incentive stock option may not be less than 100% of the fair market value of the Common Stock on the date such option is granted; provided, however, the exercise of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the Common Stock on the date such option is granted. The fair market value of the Common Stock is generally determined with reference to the closing sale price for the Common Stock (or the closing bid if no sales were reported) on the last market trading day prior to the date the option is granted. The exercise price of a non-statutory stock option may be determined by the Administrator, provided however, the exercise price of a nonstatutory stock option intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code may not be less than 100% of the fair market value of the Common Stock on the date of grant.

     Exercise  of Option.  The  Administrator  determines  when  options  become
     -------------------
exercisable,  and  may  in  its  discretion,   accelerate  the  vesting  of  any
outstanding option.

     Form of  Consideration.  The means of payment for shares issued on exercise
     ----------------------
of an option is specified in each option agreement. The Plan permits payment to be made by cash, check, promissory note, other shares of Common Stock of the Company (with some restrictions), cashless exercise, a reduction in the amount of any Company liability to the optionee, any other form of consideration permitted by applicable law, or any combination thereof.

     Term of Option.  The term of an incentive  stock option may be no more than
     --------------
ten years from the date of grant; provided that in the case of an incentive stock option granted to a 10% stockholder, the term of the option may be no more than five years from the date of grant. No option may be exercised after the expiration of its term.

     Termination of Employment.  If an optionee's  employment,  directorship  or
     -------------------------
consulting relationship terminates for any reason (other than death or disability), then all options held by the optionee under the Plan expire on the earlier of (i) the date set forth in his or her notice of grant or stock option agreement or (ii) the expiration date of such option. To the extent the option is exercisable at the time of such termination, the optionee may exercise all or part of his or her option at any time before termination.

     Permanent Disability;  Death. If an optionee's employment,  directorship or
     -----------------------------
consulting relationship terminates as a result of permanent and total disability (as defined in the Code) or death, then all options held by such optionee under the Plan will generally expire on the earlier of (i) twelve months from the date of termination of optionee's employment or (ii) the expiration date of the option. The optionee or, if applicable, the executor or other legal representative of the optionee's estate may exercise all or part of the optionee's option at any time before such expiration to the extent that the option was exercisable at the time of termination of employment.

     Non-transferability  of Options.  Options  granted under the Plan generally
     --------------------------------
are not transferable other than by will or the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee.

     Value  Limitation.  If the  aggregate  fair  market  value of all shares of
     ------------------
Common Stock subject to an optionee's incentive stock option which are exercisable for the first time during any calendar year exceeds $100,000, the excess portion of such option will be treated as a non-statutory stock option.

     Other  Provisions.  The stock  option  agreement  may contain  other terms,
     -----------------
provisions and conditions not inconsistent with the Plan as may be determined by the Administrator.


Stock Rights.
------------

A Stock Right may award the recipient Common Stock or may give the recipient the right to purchase Common Stock. Shares received or purchased pursuant to a Stock Right are subject to a restricted stock agreement between the Company and the recipient. Unless the Administrator determines otherwise, the restricted stock agreement will give the Company a reacquisition option exercisable on the voluntary or involuntary termination of the recipient's employment or consulting relationship with the Company for any reason (including death and disability). The acquisition price for any shares reacquired by the Company will be the original price paid by the recipient, if any. The reacquisition option lapses at a rate determined by the Administrator. A Stock Right and the stock acquired (while restricted) is generally nontransferable other than by will or the laws of descent and distribution.

Adjustments of Options on Changes in Capitalization.
---------------------------------------------------

In the event that the stock of the Company changes by reason of any stock split, reverse stock split, stock dividend, combination, reclassification or other similar changes in the capital structure of the Company effected without the receipt of consideration, appropriate adjustments will be made in the number and class of shares of stock subject to the Plan, the number and class of shares of stock subject to any option or Stock Right outstanding under the Plan, and the exercise price of any such award. In the event of a liquidation or dissolution, any unexercised options will terminate. The Administrator may, in its discretion, provide that each optionee will fully vest in and have the right to exercise the optionee's option or Stock Right as to all of the optioned stock, and will release all restrictions on any restricted stock prior to the consummation of the liquidation or dissolution. In the event of a merger, sale or reorganization of the Company into another corporation that results in a change of control of the Company, options that would have become vested within 18 months after the closing date of the merger transaction will accelerate and become fully vested on the closing of the transaction. In the event of a change of control transaction, any other outstanding options that are not accelerated would be assumed by the successor company or an equivalent option would be substituted by the successor company. If any of these options are not assumed or substituted, they would terminate.

Amendment and Termination of the Plan.
-------------------------------------

The Administrator may amend, alter, suspend or terminate the Plan, or any part of the Plan, at any time and for any reason. No such action by the Board or stockholders may alter or impair any option or Stock Right previously granted under the Plan without the written consent of the optionee/recipient. Unless terminated earlier, the Plan will terminate ten years from the date of its approval by the stockholders or the Board, whichever is earlier.

Federal Income Tax Consequences of Options.
------------------------------------------

         Incentive Stock Options. An optionee who is granted an incentive stock option does not generally recognize taxable income at the time the option is granted or on its exercise, although the exercise may subject the optionee to the alternative minimum tax. On a disposition of the shares more than two years after grant of the option and one year after exercise of the option, any gain or loss is treated as long-term capital gain or loss. If these holding periods are not satisfied, the optionee recognizes ordinary income at the time of disposition equal to the difference between the exercise price and the lower of:

     o the fair market value of the shares at the date of the option exercise; or
     o    the sale price of the shares.

Any gain or loss recognized on such a premature disposition of the shares in excess of the amount treated as ordinary income is treated as long-term or short-term capital gain or loss, depending on the holding period. A different rule for measuring ordinary income on such a premature disposition may apply if the optionee is an officer, director, or 10% stockholder of the Company. the Company is entitled to a deduction in the same amount as the ordinary income recognized by the optionee.

     Non-statutory  Stock  Options.  An optionee  does not recognize any taxable
     ------------------------------
income at the time he or she is granted a non-statutory stock option. On exercise, the optionee recognizes taxable income generally by the excess of the then fair market value of the shares over the exercise price. Any taxable income recognized in connection with an option exercise by an employee of the Company is subject to tax withholding by the Company. the Company is entitled to a deduction in the same amount as the ordinary income recognized by the optionee. On a disposition of such shares by the optionee, any difference between the sale price and the optionee's exercise price, to the extent not recognized as taxable income as provided above, is treated as long-term or short-term capital gain or loss, depending on the holding period.

     Stock  Rights.  Restricted  stock is generally  acquired  pursuant to Stock
     -------------
Rights. At the time of acquisition, restricted stock is subject to a "substantial risk of forfeiture" within the meaning of Section 83 of the Code. As a result, the recipient will not generally recognize ordinary income at the time of acquisition. Instead, the recipient will recognize ordinary income on the dates when the stock ceases to be subject to a substantial risk of forfeiture. The stock will generally cease to be subject to a substantial risk of forfeiture when it is no longer subject to the Company's right to reacquire the stock on the recipient's termination of employment with the Company. At such times, the recipient will recognize ordinary income measured as the difference between the purchase price (if any) and the fair market value of the stock on the date the stock is no longer subject to a substantial risk of forfeiture. The purchaser may accelerate to the date of acquisition his or her recognition of ordinary income, if any, and the beginning of any capital gain holding period, by timely filing an election pursuant to Section 83(b) of the Code. In such event, the ordinary income recognized, if any, is measured as the difference between the purchase price and the fair market value of the stock on the date of purchase and the capital gain holding period commences on such date. The ordinary income recognized by a purchaser who is an employee will be subject to tax withholding by the Company. Different rules may apply if the purchaser is also an officer, director, or 10% stockholder of the Company.

The foregoing is only a summary of the effect of federal income taxation on optionees and the Company with respect to the grant and exercise of options, and on recipients of Stock Rights, under the Plan. It does not purport to be complete, and does not discuss the tax consequences of the employee's, director's or consultant's death or the provisions of the income tax laws of any municipality, state or foreign country in which the employee, director or consultant may reside.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth as of March 27, 2001 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for: (i) each executive officer or director of the Company who beneficially owns shares; (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 27, 2001, upon the exercise of warrants, options or other securities convertible into common stock. Each beneficial owner's percentage ownership is determined by assuming that all options, warrants or other securities convertible into common stock that are held by such person, and which are exercisable within 60 days of March 27, 2001, have been exercised. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. The individuals listed in the table are accessible at the following address: #307, 46165 Yale Road, Chilliwack, British Columbia V2R 3C7, Canada.

As of March 27, 2001, there were 9,100,000 shares of Merilus common stock outstanding.

                                                                   Percentage of
                                                                    Outstanding
Name and Position                                 Number of Shares    Shares
-----------------                                 ----------------    ------
Dana Epp - President, Chief Executive Officer          920,000         9.2%
  and  Director (1)
------------------------------------------------ ------------------ ------------
Kevin Traas - Secretary, Chief Information             920,000         9.2%
  Officer and  Director (2)
------------------------------------------------ ------------------ ------------
Ross  Mrazek -  Director and Vice President             97,500         1.1%
  International Sales and Director (3)
------------------------------------------------ ------------------ ------------
Chad Northcott - Chief Operations Officer (4)          140,000         1.5%

------------------------------------------------ ------------------ ------------
Stephen Hemenway - Vice President Sales (5)             97,500         1.1%

------------------------------------------------ ------------------ ------------
Bruce Davies - Director (6)                            110,000         1.2%

------------------------------------------------ ------------------ ------------
John Paul DeJoria - Director                           100,000         1.1%

------------------------------------------------ ------------------ ------------
Gerald Allen - Director                                   0             0%

------------------------------------------------ ------------------ ------------
Gene Hoffman, Jr. - Director                              0             0%

------------------------------------------------ ------------------ ------------
Aaron Fleck - Director                                    0             0%

------------------------------------------------ ------------------ ------------
Myron Gushlak - Director                             2,611,500       28.7%

------------------------------------------------ ------------------ ------------
All directors and officers as a group                4,996,500       43.9%
  (11 Persons) (1)-(6)
------------------------------------------------ ------------------ ------------

(1) Mr. Epp has the right to convert Exchangeable Shares into 825,000 shares of common stock of the Company. Currently and within the next 60 days, Mr. Epp has the right to acquire 95,000 shares of common stock of the Company through exercise of stock options.

(2) Mr. Traas has the right to convert Exchangeable Shares into 825,000 shares of common stock of the Company. Currently and within the next 60 days, Mr. Traas also has the right to acquire 95,000 shares of common stock of the Company through exercise of stock options.

(3) Mr. Mrazek has the right to convert Exchangeable Shares into 37,500 shares of common stock of the Company. Currently and within the next 60 days, Mr. Mrazek also has the right to acquire 60,000 shares of common stock of the Company through exercise of stock options.

(4) Mr. Northcott has the right to convert Exchangeable Shares into 75,000 shares of common stock of the Company. Currently and within the next 60 days, Mr. Northcott also has the right to acquire 65,000 shares of common stock of the Company through exercise of stock options.

(5) Mr. Hemenway has the right to convert Exchangeable Shares into 37,500 shares of common stock of the Company. Currently and within the next 60 days, Mr. Hemenway also has the right to acquire 60,000 shares of common stock of the Company through exercise of stock options.

(6) Mr. Davies has the right to convert Exchangeable Shares into 37,500 shares of common stock of the Company. Currently and within the next 60 days, Mr. Davies also has the right to acquire 72,500 shares of common stock of the Company through exercise of stock options.

VOTING AND EXCHANGE TRUST AGREEMENT

Establishment. On December 29, 2000, Merilus, Inc.,  Merilus Technologies,  Inc.
-------------
and Interwest Transfer Company, Inc. (the "Trustee") entered into a Voting and Exchange Trust Agreement. Interwest Transfer Company, Inc. is located at 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah, 84117. The holders of the Exchangeable Shares may be reached at the offices of the Company or #307, 46165 Yale Road, Chilliwack, British Columbia V2R 3C7, Canada. The Company issued one share of preferred stock of the Company to the Trustee for the benefit of the holders of Exchangeable Shares.

Preferred Stock. During the term of the Voting and Exchange Trust Agreement, the
---------------
Company will not issue any shares of the same class as the preferred share issued to the Trustee.

Voting Rights. The one share of preferred stock has the number of votes that may
-------------
be cast at a meeting of stockholders of the Company equal to the number of outstanding Exchangeable Shares held by registered holders. Each holder of Exchangeable Shares on the record date for any meeting that holders of shares of common stock of the Company are entitled to vote are entitled to instruct the Trustee to exercise one of the votes attached to the one share of preferred stock of the Company for each Exchangeable Share held by such holder. All rights of a holder of Exchangeable Shares to exercise votes attached to the one share of preferred stock of the Company will cease on the exchange by the holder of the Exchangeable Shares for shares of common stock of the Company.

Compensation of Trustee. The Company and Merilus Technologies, Inc. jointly and severally agreed to pay the Trustee reasonable compensation for all of the services rendered by it under the agreement and to reimburse the Trustee for all reasonable expenses and disbursements.

Termination.  The Trust will terminate at the earliest to occur of the following
-----------
events:
          1.   no Exchangeable Shares remain outstanding;

          2. each of Merilus Technologies, Inc. and the Company elects in writing to terminate the Trust and such terminationis approved by the holders of the Exchangeable Shares; and

          3. twenty-one years after the death of the last survivor of the descendents of His Majesty King George VI of the United Kingdom of Great Britain and Northern Ireland living on the date of the creation of the Trust.


CHANGE IN CONTROL

The Company is not aware of any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the Company has not received notice of any such effort.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

There have been no transactions required to be reported hereunder. In the future Merilus will present all proposed transactions between Merilus and its officers, directors or 5% shareholders, and affiliates, to its board of directors for their consideration and approval. Any such transaction will require approval by a majority of the directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

EXHIBITS


Exhibit
Number  Description
------- --------------
 2.1* Agreement and Plan of Reorganization by and among Merilus Technologies, Inc., 613636 British Columbia, Inc., Golden Soil, Inc. and the stockholders of Merilus Technologies, Inc. as named in the agreement dated October 19, 2000 and executed December 29, 2000

 3.1* Amended Articles of Incorporation of Merilus Technologies Inc.dated December 29, 2000

 3.2* Certificate of Amendment of Articles of Incorporation of Merilus, Inc. dated December 29, 2000

 4.1*   Specimen Stock Certificate for Shares of Common Stock of the Company

10.1* Registration Rights Agreement between the Company and the holders of Exchangeable Shares dated December 29, 2000
10.2* Support Agreement between the Company and Merilus Technologies, Inc. dated December 29, 2000
10.3* Voting and Exchange Trust Agreement by and among the Company, Merilus Technologies, Inc. and Interwest Transfer Company, Inc. dated December 29, 2000

10.4* Escrow Agreement by and among the Company, Merilus Technologies, Inc., the holders of Exchangeable Shares and Interwest Transfer Company, Inc. dated December 29, 2000

10.5*   2000 Stock Plan

10.6    Lease Agreement dated October 20, 2000

10.7    Employment agreement with Dana Epp dated December 29, 2000

10.8    Employment agreement with Kevin Traas dated December 29, 2000

10.9    Employment agreement with Chad Northcott dated December 29, 2000

10.10   Employment agreement with Ross Mrazek dated December 29, 2000

10.11   Employment agreement with Stephen R. Hemenway dated December 29, 2000

21.1    Subsidiaries of Merilus, Inc.


* Filed  on  December  12,  2000,  as an  Exhibit  to the  Company's  Definitive
Information Statement dated November 30, 2000 and incorporated herein by reference.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            MERILUS, INC.

            By:     /s/  Dana Epp
                -------------------------------
                   Dana Epp
                   President

            Date:   March 30, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            By:     /s/ Dana Epp                        Date: March  30, 2001
                -------------------------------               ---------------
                   Dana Epp
                   President, Chief Executive Officer
                   and a Director


            By:     /s/ Kevin Traas                     Date: March  30, 2001
                -------------------------------               ---------------
                   Kevin Traas
                   Executive Vice President, Secretary,
                   Chief Operating Officer and a Director


            By:     /s/ Ross Mrazek                     Date: March  30, 2001
                -------------------------------               ---------------
                   Ross Mrazek
                   Vice President International Sales
                   and a Director


            By:     /s/ Chad Northcott                  Date: March  30, 2001
                -------------------------------               ---------------
                   Chad Northcott
                   Chief Operations Officer


            By:     /s/ Stephen R. Hemenway             Date: March 30, 2001
                -------------------------------               --------------
                   Stephen R. Hemenway
                   Vice President Sales


            By:     /s/ Bruce Davies                    Date: March 30, 2001
                -------------------------------               --------------
                   Bruce Davies
                   Director


            By:                                         Date:
                -------------------------------               --------------
                   John Paul DeJoria
                   Director


            By:     /s/ Gerald C. Allen                 Date: March 30, 2001
                -------------------------------               --------------
                   Gerald C. Allen
                   Director


            By:                                         Date:
                -------------------------------               --------------
                   Gene Hoffman, Jr.
                   Director


            By:                                         Date:
                -------------------------------               --------------
                   Aaron Fleck
                   Director


            By:     /s/ Myron Gushlak                   Date: March 30, 2001
                -------------------------------               --------------
                   Myron Gushlak
                   Director




                          INDEX TO FINANCIAL STATEMENTS

                                  Merilus, Inc.

Independent Auditor's Report, dated February 20, 2001...............................F-1

Balance Sheets as at December 31, 2000 and September 30, 2000 (audited).............F-2

Statement of Operations for  the three months ended December 31, 2000 and the years ended September 30, 2000 and 1999 (audited) and for the period from November 4, 1997 (inception) to December 31, 2000..............................F-3

Statement of Cash Flows for the three months ended December 31, 2000 and the years ended September 30, 2000 and 1999 (audited) and for the period from November 4, 1997 (inception) to December 31, 2000..............................F-4

Statement of Stockholders' Equity and Comprehensive Loss as at December 31, 2000
and September 30, 2000 and 1999 (audited) and for the period from November 4, 1997 (inception) to December 31, 2000..............................F-5

Notes to Financial Statements (audited).............................................F-6

                      Consolidated Financial Statements of
                      MERILUS, INC.
                      (formerly Golden Soil, Inc.)

                      (A Development Stage Enterprise)
                      (Expressed in US Dollars)

                      Three months ended December 31, 2000 and
                      Year ended September 30, 2000

KPMG
KPMG LLP
Chartered Accountants
Mary Street                                             Telephone (604) 793-4700
Chilliwack, British Columbia V2P 4H7                    Telefax   (604) 793-4747
Canada                                                  www.kmpg.ca




INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Merilus, Inc. (formerly Golden Soil, Inc.)


We have audited the consolidated balance sheets of Merilus, Inc. (formerly Golden Soil, Inc.) and its subsidiaries as at December 31, 2000 and September 30, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the three months ended December 31, 2000, the year ended September 30, 2000, and the cumulative period from November 4, 1997 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Merilus, Inc. as at December 31, 2000 and September 30, 2000 and the results of its operations and its cash flows for the three months ended December 31, 2000, the year ended September 30, 2000, and the cumulative period from November 4, 1997 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Chilliwack, British Columbia
February 20, 2001


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheets
Expressed in US Dollars



---------------------------------------------------------------- ----------------- -----------------
                                                                     December 31,     September 30,
                                                                             2000              2000
---------------------------------------------------------------- ----------------- -----------------
Assets
Current assets:
        Cash                                                      $       672,286   $         4,452
        Accounts receivable                                                47,528            15,018
        Inventories                                                        95,639                 -
        Prepaid expenses                                                  185,491           117,990
        Deferred stock compensation                                       739,800                 -
        -------------------------------------------------------- ----------------- -----------------
                                                                        1,740,744           137,460

Fixed assets (Note 3)                                                     107,415            44,070

---------------------------------------------------------------- ----------------- -----------------
                                                                  $     1,848,159   $       181,530
---------------------------------------------------------------- ----------------- -----------------

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable and accrued liabilities                  $       368,611   $       263,651
        Notes payable (Note 4)                                            333,170           479,315
        Due to shareholders                                                 9,885             9,859
        -------------------------------------------------------- ----------------- -----------------
                                                                          711,666           752,825

Stockholders' equity (Note 9)
        Authorized:
           100,000,000  Voting common stock, par value of
                        $0.001 per share
                     1  Special voting preferred share, par
                        value of $1 per share (voting rights -
                        see Note 9(a))
        Issued:
            12,537,500  Common stock at December 31, 2000
                        (3,750,000 - September 30, 2000)                   12,538             6,433
                     1  Special voting preferred share (nil -
                        September 30, 2000)                                     1                 -
Additional paid in capital                                              3,629,713                 -
Deficit accumulated during the development stage                      (2,498,535)         (590,070)
Accumulated other comprehensive income (loss):
        Cumulative exchange adjustment                                    (7,224)            12,342
------- -------------------------------------------------------- ----------------- -----------------

                                                                        1,136,493         (571,295)
Commitments (Note 7)

---------------------------------------------------------------- ----------------- -----------------
                                                                  $     1,848,159   $       181,530
---------------------------------------------------------------- ----------------- -----------------

See accompanying notes to consolidated financial statements.



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
Expressed in US Dollars

----------------------------------------- ------------------ ------------------ ----------------- ------------------
                                                                                                         Period from
                                                Three months                                              November 4,
                                                       ended         Year ended       Year ended     1997 (inception)
                                                December 31,      September 30,    September 30,      to December 31,
                                                        2000               2000             1999                 2000
----------------------------------------- ------------------ ------------------ ----------------- ------------------

Revenues:
        Licensing                          $            524   $        200,776   $        50,448   $        251,759
        Product sales                                20,754             77,038            59,204            167,052
        --------------------------------- ------------------ ------------------ ----------------- ------------------
                                                     21,278            277,814           109,652            418,811
        Costs of goods sold                           8,436             68,829            22,459            104,414
        --------------------------------- ------------------ ------------------ ----------------- ------------------
                                                     12,842            208,985            87,193            314,397

Operating expenses:
        Product development                         180,631            224,070            38,712            480,040
        Selling and marketing                       635,005            251,984            20,667            910,727
        General and administrative                  449,476            249,286            42,841            757,240
        Stock-based compensation                    659,121                  -                 -            659,121
        --------------------------------- ------------------ ------------------ ----------------- ------------------
        Total operating expenses                  1,924,233            725,340           102,220          2,807,128

----------------------------------------- ------------------ ------------------ ----------------- ------------------
Operating loss                                  (1,911,391)          (516,355)          (15,027)        (2,492,731)

Interest and other income                             4,344                569                 -              4,996

Interest expense                                    (1,418)            (1,883)           (6,181)           (10,800)

----------------------------------------- ------------------ ------------------ ----------------- ------------------
Net loss                                   $    (1,908,465)   $      (517,669)   $      (21,208)   $    (2,498,535)
----------------------------------------- ------------------ ------------------ ----------------- ------------------

Net loss per common share, basic and
diluted                                    $         (0.47)   $         (0.14)   $        (0.00)            $(0.29)
----------------------------------------- ------------------ ------------------ ----------------- ------------------

Weighted average common shares
outstanding, basic and diluted                    4,052,520          3,750,000        11,391,267          8,762,271
----------------------------------------- ------------------ ------------------ ----------------- ------------------

See accompanying notes to consolidated financial statements.





MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Equity and Comprehensive Loss
Expressed in US Dollars

--------------------------------------- ----------------------- ------------ ------------- -------------- ------------ -------------
                                                                                  Special    Accumulated
                                              Common Stock       Additional        Voting          Other                       Total
                                        -----------------------     Paid in     Preferred  Comprehensive   Accumulated Stockholders'
                                           Shares      Amount       Capital        Share   Income (Loss)       Deficit        Equity
--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
Balance, November 4, 1997 (Merilus

Technologies Inc. common stock)          11,718,750   $    142   $        -   $         -   $          -   $        -   $        142

Comprehensive income:
        Translation adjustment                    -          -            -             -          2,515            -          2,515
        Loss for the period                       -          -            -             -              -     (51,193)       (51,193)
        ------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
                                                                                                                            (48,678)

------- ------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
Balance, September 30 1998               11,718,750        142            -             -          2,515     (51,193)       (48,536)
--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------

Common stock cancelled, September 15,
1999                                    (8,671,875)      (105)            -             -              -            -          (105)

Common stock issued for cash,
September 15, 1999                          527,344          6            -             -              -            -              6

Common stock issued for notes
receivable, September 15, 1999              175,781      6,390            -             -              -            -          6,390

Less note receivable                              -    (6,390)            -             -              -            -        (6,390)

Comprehensive income:
        Translation adjustment                    -          -            -             -        (2,548)            -        (2,548)
        Loss for the period                       -          -            -             -              -     (21,208)       (21,208)
        ------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
                                                                                                                            (23,756)

--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
Balance, September 30, 1999               3,750,000         43            -             -           (33)     (72,401)       (72,391)
--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------

Receipt of proceeds on note
receivable, November 16, 1999                     -      5,381            -             -              -            -          5,381

Receipt of proceeds on note
receivable, January 13, 2000                      -      1,009            -             -              -            -          1,009

Comprehensive income:
        Translation adjustment                    -          -            -             -         12,375            -         12,375
        Loss for the period                       -          -            -             -              -    (517,669)      (517,669)
        ------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
                                                                                                                           (505,294)

--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
Balance, September 30, 2000               3,750,000      6,433            -             -         12,342    (590,070)      (571,295)
--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Continued)
Expressed in US Dollars

--------------------------------------- ----------------------- ------------ ------------- -------------- ------------ -------------
                                                                                  Special    Accumulated
                                              Common Stock       Additional        Voting          Other                       Total
                                        -----------------------     Paid in     Preferred  Comprehensive   Accumulated Stockholders'
                                           Shares      Amount       Capital        Share   Income (Loss)       Deficit        Equity
--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------


Balance forward, September 30, 2000       3,750,000      6,433             -             -        12,342     (590,070)     (571,295)

Common stock issued for cash, October
20, 2000                                     37,500          1             -             -             -             -             1

Shares deemed to be issued on
re-capitalization transaction (Note
2(a))                                     6,750,000      4,104       (4,104)             1             -             -             1

Stock  options  issued  December 29,
2000 at $0.01 to non-employees for
legal services rendered at an
estimated fair value of $98,316
(Note 6)                                          -          -        98,316             -             -             -        98,316

Stock options issued December 29,
2000 at $0.01 to non-employees for
services rendered at an estimated
fair value of $46,580 (Note 9(b))                 -          -        46,580             -             -             -        46,580

Stock options issued December 29,
2000 at $0.01 to employees as
stock-based compensation at their
intrinsic value of $1,398,921
(Note 9(b))                                       -          -     1,398,921             -             -             -     1,398,921

Stock options  issued and vested
at December 29, 2000 at $2.94 to
non-employees as stock-based
compensation at an estimated fair
value of $18,500 (Note 9(b))                      -          -        18,500             -             -             -        18,500

Issued common stock for cash,
December 29, 2000 at $1.00 per share,
net of issuance costs of $nil             2,000,000      2,000     1,998,000             -             -             -     2,000,000

Commitment to issue common stock to
non-employees for services rendered
at an estimated fair value of $73,500
(Note 9(c))                                       -          -        73,500             -             -             -        73,500

Comprehensive income:
        Translation adjustment                    -          -             -             -      (19,566)             -      (19,566)
        Loss for the period                       -          -             -             -             -    (1,908,465)  (1,908,465)
--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
                                                                                                                         (1,928,031)

--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------
Balance, December 31, 2000               12,537,500   $ 12,538  $  3,629,713   $         1       (7,224)  $ (2,498,535)  $ 1,136,493
--------------------------------------- ------------ ---------- ------------ ------------- -------------- ------------ -------------

See accompanying notes to consolidated financial statements.



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Consolidated Statements of Cash flows
Expressed in US Dollars

------------------------------------------------------ ----------------- ----------------- ----------------- ------------------
                                                                                                                   Period from
                                                                                                                   November 4,
                                                           Three months                                                   1997
                                                                  ended        Year ended        Year ended     (inception) to
                                                           December 31,     September 30,     September 30,       December 31,
                                                                   2000              2000              1999               2000
------------------------------------------------------ ----------------- ----------------- ----------------- ------------------
Cash provided by (used in):

Operating:
         Net loss                                       $   (1,908,465)    $    (517,699)    $     (21,208)    $   (2,498,535)
         Items not involving cash:
             Amortization                                         6,477            13,961             1,082             22,406
             Stock-based compensation                           659,121                 -                 -            659,121
             Common stock or options issued for
             non-wage services                                  138,580                 -                 -            138,580
         Net changes in non-cash working capital
             balances  relating to operations:
            Accounts receivable                                (32,510)           (6,687)          (11,386)           (47,528)
            Inventories                                        (95,639)                 -                 -           (95,639)
            Prepaid expenses                                   (67,501)         (114,297)                 -          (185,491)
            Accounts payable and accrued liabilities            137,593           236,848            24,664            413,559
         --------------------------------------------- ----------------- ----------------- ----------------- ------------------
                                                            (1,162,344)         (387,874)           (6,848)        (1,593,527)

Financing:
         Cash acquired on recapitalization                       50,000                 -                 -             50,000
         Decrease in operating line of credit                         -          (10,131)           (8,909)                  -
         Advances from (to) shareholders                              -          (27,980)            16,207              9,885
         Increase in notes payable                                    -           479,315                 -            479,315
         Repayment of notes payable                           (150,000)                 -                 -          (150,000)
         Share subscription proceeds                                  -             6,390                 -              6,390
         Cancellation of common stock                                 -                 -             (105)              (105)
         Proceeds on issuance of common stock                 2,000,000                 -                 6          2,000,149
         --------------------------------------------- ----------------- ----------------- ----------------- ------------------
                                                              1,900,000           447,594             7,199          2,395,634

Investing:
         Purchase of fixed assets                              (69,822)          (55,268)             (351)          (129,821)

------------------------------------------------------ ----------------- ----------------- ----------------- ------------------
Increase in cash position                                       667,834             4,452                 -            672,286

Cash position, beginning of period                                4,452                 -                 -                  -

------------------------------------------------------ ----------------- ----------------- ----------------- ------------------
Cash position, end of period                                  $ 672,286    $        4,452    $            -    $       672,286
------------------------------------------------------ ----------------- ----------------- ----------------- ------------------

Supplementary cash flow information:
        Interest paid                                    $          953    $          532    $            -    $         8,441
        Income taxes paid                                             -                 -                 -                  -
        Non-cash transactions:
              Accounts payable settled with stock
               options                                           98,316                 -                 -             98,316
              Value assigned to stock options granted         1,537,501                 -                 -          1,537,501
----------------------------------------------------- ----------------- ----------------- ----------------- ------------------

See accompanying notes to consolidated financial statements.


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


1.  General and future operations:

     Merilus, Inc. (the "Company") is a development stage enterprise that develops products to simplify the process of digital security for organizations connecting to networks. The Company was formed in British Columbia, Canada in November 1997 as NetMaster Networking Solutions, Inc. and changed its name to Merilus Technologies, Inc. ("Merilus Technologies") in September 2000. On December 29, 2000, Golden Soil, Inc. ("Golden Soil"), a Nevada corporation, acquired all of the outstanding Common Stock of the Company (see Note 2(a)). For accounting purposes, this acquisition was treated as a recapitalization of the Company as if Merilus Technologies had issued common shares to acquire the net monetary assets of Golden Soil. Golden Soil was originally organized in May 1995 under the name of Architronics and changed its name to Golden Soil in June 1999 and had no revenues or operations prior to the merger with Merilus Technologies. Following the recapitalization, Golden Soil changed its name to Merilus, Inc.

     As to date, Merilus has received limited revenues from its operations, it is considered to be a development stage enterprise for financial reporting purposes.

     These consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation generally assumes the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's future operations are dependent upon the market's acceptance of its products and services and the Company's ability to secure strategic partnerships. There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of December 31, 2000, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations. Operations have primarily been financed through the issuance of common stock.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


1.  General and future operations (continued):

     The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2001. Additional debt or equity financing will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

     Management's intention is to generate sufficient financing through one or more private placements of the Company's common stock with the first private placement expected to close prior to March 31, 2001.



2.  Significant accounting policies:

     (a)  Basis of presentation:

         On December 29, 2000, 3,787,500 common shares were issued for all of the issued and outstanding shares of Merilus Technologies, a company incorporated in the Province of British Columbia on November 4, 1997. The acquisition was accounted for as a recapitalization of Merilus Technologies effectively representing an issue of shares by Merilus Technologies for the net assets of Golden Soil.

         Application of recapitalization accounting results in the following:

          (i) The consolidated financial statements are issued under the name of the Company, but are considered a continuation of the operations of Merilus Technologies. Accordingly, the comparative financial information is based on Merilus Technologies fiscal years ended September 30, 2000 and 1999 and for the period from inception of Merilus Technologies (November 4, 1997) to December 31, 2000, consolidated with those of Golden Soil from December 29, 2000. The assets and liabilities of Merilus Technologies are recorded at their historical costs without adjustment for the recapitalization transaction.

          (ii) The stockholders' equity is presented as a continuation of Merilus Technologies. Common stock of Merilus Technologies has been presented with the effective stock split that occurred on the recapitalization applied retroactively.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


2.  Significant accounting policies (continued):

     (a)  Basis of presentation (continued):

          (iii)The net monetary assets received on the recapitalization are as follows:

               ------------------------------------------ ----------------

               Cash                                               $50,000

               Net working capital deficiency                    (50,000)

               ------------------------------------------ ----------------
                                                           $           -
               ------------------------------------------ ----------------

     Acquisition related costs of $64,380 were incurred on this recapitalization and have been recorded in general and administrative expenses.

     The following is a continuity of the legal share capital of Golden Soil through the date of recapitalization:

         --------------------------------------------------- ----------------
                                                                      Number
                                                                   of shares
         --------------------------------------------------- ----------------

         Balance, November 4, 1997                                 4,750,000
         --------------------------------------------------- ----------------
         Balance, December 31, 1998                                4,750,000

         Issued for cash on July 2, 1999                             500,000

         Issued for cash on December 9, 1999                       1,500,000

         --------------------------------------------------- ----------------
         Balance, December 31, 1999 and December 29, 2000,         6,750,000
            and deemed to be issued on recapitalization
         --------------------------------------------------- ----------------

     The number of shares have been adjusted retroactively to reflect stock splits on June 28, 1999 (200 for 1) and on August 10, 2000 (10 for 1).

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


2.  Significant accounting policies (continued):

     (b)  Basis of consolidation:

         These consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America. The financial statements include the accounts of the Company and its directly and indirectly owned subsidiaries 613636 British Columbia Corporation and Merilus Technologies Inc. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

         613636 British Columbia Corporation is inactive and has no operations.

     (c)  Use of estimates:

         The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect recorded amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses for the reporting period. Actual results may significantly differ from those estimates.

     (d)  Foreign currency translation:

         The Company's reporting and functional currency is the US dollar. The operations of the Company's subsidiaries are located in Chilliwack, British Columbia, Canada and their functional currency is the Canadian dollar. The operations have been translated into US dollars using the current rate method whereby the assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the year.

         Adjustments  from  the  translation  of  the   subsidiaries   financial
         information are included in comprehensive income (loss) and as a separate component of stockholders' equity.

     (e)  Inventories:

         Inventories, consisting of raw materials for production of the Company's initial test products, are recorded at the lower of cost determined on a first-in, first-out basis, or net realizable value. Costs include shipping and handling costs and excise taxes.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


2.  Significant accounting policies (continued):

     (f)  Fixed assets:

         Fixed assets are recorded at cost. Amortization of fixed assets has been provided for in the accounts on a declining balance basis at the following annual rates, calculated on the unamortized balances at the end of the year:

                  Computer equipment                              30%
                  Office equipment                                20%

     (g)  Income taxes:

         The Company uses the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

         Deferred income taxes are provided based on the estimated future tax effects of timing differences between financial statement carrying amounts of assets and liabilities and their respective tax basis as well as the benefit of losses available to be carried forward to future years for tax purposes.

         Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such future tax assets will not be realized.

     (h)  Net loss per share:

         Basic net loss per share is computed using the weighted average number of common shares and nominal exercise price stock options issued and outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has a net loss for all periods presented basic and diluted net loss per share are the same. Net loss per share is calculated on the basis of Merilus Technologies effective weighted average number of diluted shares of the Company retroactively calculated on an assumed post-conversion basis.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


2.  Significant accounting policies (continued):

     (i)  Stock-based compensation:

         The Company accounts for its employee stock-based compensation arrangement in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans is recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock options granted to non-employees are recognized at their fair value calculated by an option pricing model and recognized as the related services are performed and vesting occurs.

         SFAS No. 123, Accounting for Stock Based Compensation, requires entities that continue to apply the provisions of the APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

         Pro forma loss and pro forma loss per share are disclosed in Note 9(b).


3.  Fixed Assets:

     ---------------------------------------- ----------------- ---------------
                                                  December 31,     September 30,
                                                          2000            2000
     ---------------------------------------- ----------------- ---------------

     Cost:
            Office equipment                    $       85,890    $     36,654
            Computer equipment                          43,765          23,025
            --------------------------------- ----------------- ---------------
                                                       129,655          59,679

     Accumulated amortization:
            Office equipment                            11,388           7,447
            Computer equipment                          10,852           8,162
            --------------------------------- ----------------- ---------------
                                                        22,240          15,609

     ---------------------------------------- ----------------- ---------------
     Net book value                             $      107,415    $     44,070
     ---------------------------------------- ----------------- ---------------

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


4.  Notes payable:

     The notes payable are due to the following:

     ---------------------------------------------------------- ----------------- ----------------
                                                                    December 31,      September 30,
                                                                            2000             2000
     ---------------------------------------------------------- ----------------- ----------------

     Clyde Resources Ltd., due without interest, repayable         $     166,585    $     164,657
      upon the Company securing a private placement offering
      (see below)

     Bank Sal Oppenheim Jr. & CIE (Schweiz) AG, due without              166,585          164,658
      interest, repayable upon the Company securing a private
      placement offering (see below)

     Golden Soil, Inc.; secured by $150,000 term note with
      interest of 8% per annum after October 31, 2000                          -          150,000

     ---------------------------------------------------------- ----------------- ----------------
                                                                   $     333,170    $     479,315
     ---------------------------------------------------------- ----------------- ----------------

     The term note due to Golden Soil, Inc. was extinguished upon the recapitalization of Merilus Technologies.

     The company intends to repay the notes upon securing private placement proceeds of a sufficient amount to meet both operating and refinancing requirements.


5.  Income taxes:

     The Company has income tax loss carryforwards of approximately $1,583,500 which are available to reduce future taxable income. The benefit of the losses has not been recognized in the financial statements. The losses will expire as follows:

     -------------- -------------------- ----------------- ---------------
                                 Canada                US           Total
     -------------- -------------------- ----------------- ---------------

      2005                $      48,600        $        -   $      48,600
      2006                       19,700                 -          19,700
      2007                      413,900                 -         413,900
      2008                    1,024,800                 -       1,024,800
      2013                            -            18,000          18,000
      2019                            -            27,500          27,500
      2020                            -            31,000          31,000
     -------------- -------------------- ----------------- ---------------

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


5.  Income taxes (continued):

     In addition, the Company has applied for research and development credits for the periods ended September 30, 1998 and 1999 totaling $38,000. The credits relate to research and development expenditures of $66,000 included in expenses of the Company. As these applications have not been processed and are subject to audit by Canada Customs and Revenue Agency, the benefit of these credits has not been recognized in the financial statements. The benefit, it any, will be recognized in the year received.

     Significant components of the Company's deferred tax assets are shown below. A valuation allowance has been recognized to full offset the net future tax assets as realization of such net assets cannot be considered to be more likely than not.

     --------------------------------------------- ------------- ---------------
                                                    December 31   September 30,
                                                           2000            2000
     --------------------------------------------- ------------- ---------------

      Deferred tax assets:
             Operating loss carryforwards           $   701,000   $     215,000
             Capital assets                               3,800           3,000
             Restructuring costs                         46,000          28,000
     --------------------------------------------- ------------- ---------------
                                                        750,800         246,000
     Valuation allowance for deferred tax assets      (750,800)       (246,000)

     --------------------------------------------- ------------- ---------------
      Net deferred tax assets                       $        -    $          -
     --------------------------------------------- ------------- ---------------


6.  Related party transactions:

     During the three months ended December 31, 2000 the Company incurred $31,919 (year ended September 30, 2000 - $66,397) in fees for legal services related to the recapitalization transaction and for other legal matters, from a law office of which a shareholder in the Company is a partner.

     The total legal services incurred since inception were $98,316, which were settled in full by issuance of 37,500 options on December 29, 2000 by the Company. Each option entitles the holder to acquire a share in the Company at $0.01 each. These options were exercised subsequent to the year-end.

     The accounts payable include $13,187 (September 30, 2000 - $13,733) due to three shareholders of the Company, as well as an accrual of nil (September 30, 2000 - $66,397) due to the law office.

     In all cases, the related party transactions were recorded at the exchange amount, which is the consideration established and agreed to by the related parties.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


7.  Commitments:

     The Company has committed to rental of premises, equipment and automotive equipment until 2006. Minimum annual lease payments are as follows:

     --------------- ------------- --------------- -------------- -------------
                                                      Automotive
                         Premises       Equipment      Equipment         Total
     --------------- ------------- --------------- -------------- -------------

     2001             $    58,923     $    17,726    $     7,999    $   84,648
     2002                  60,395          20,668          5,313        86,376
     2003                  55,362          17,588            736        73,686
     2004                       -           5,703              -         5,703
     2005                       -           3,922              -         3,922
     2006                       -           1,634              -         1,634

     --------------- ------------- --------------- -------------- -------------
                      $   174,680     $    67,241    $    14,048    $  255,969
     --------------- ------------- --------------- -------------- -------------


8.  Financial instruments:

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, due to shareholders, and notes payable. It is the opinion of the management that the maximum credit risk equals their carrying values.

     Fair value:

     The carrying values of cash, accounts receivable, due to shareholders, accounts payable and accrued liabilities and notes payable approximate fair value due to the short-term maturities of these instruments.

     Foreign exchange risk:

     The Company's Canadian subsidiary, Merilus Technologies, operates in Canadian dollars. As a result, the amounts included in the consolidated financial statements relating to the subsidiary will fluctuate with the Canadian foreign exchange rate. The Company has not entered into currency futures or other derivative instruments to mitigate the foreign currency risk.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


9.  Share capital:

     (a)  Issued:

         During the three months ended December 31, 2000, the Company issued one preferred share to a voting trust as part of the recapitalization transaction.

         The special voting preferred share is entitled to an aggregate number of votes equal to the number of exchangeable shares of Merilus Technologies Inc. ("Exchangeable Shares"), the Company's subsidiary, not held by the Company or its subsidiaries. At December 31, 2000 the special voting preferred share was entitled to 3,787,500 votes which equal the exchangeable shares outstanding at that date. The exchangeable shares may, at the option of the holder, be exchanged for already issued common stock of the Company.

         The exchangeable shares were issued to allow the former Canadian shareholders of Merilus Technologies to obtain voting and effective ownership rights in the Company on a tax deferred basis. Upon all of the exchangeable shares being exchanged, the special voting preferred shares will be cancelled.

     (b)  Options:

         The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of December 31, 2000:

         ----------------------------------------- ------------------ ----------- ----------
                                                                       Number of   Exercise
                                                                         options
                                                         Expiry date     granted      price
         ----------------------------------------- ------------------ ----------- ----------

          Options issued:
          (a)     to employees and directors
                     under Incentive Stock
                 i)  Option Plan

                      December 29, 2000            December 29, 2003     371,000      $2.94

                     under non-qualified Stock
                 ii) Option Plan

                      December 29, 2000            December 29, 2003     510,555      $0.01

          (b)    to non-employees under
                 non-qualified Stock Option Plan

                  December 29,2000                 December 29, 2003      50,000      $2.94

                  December 29,2000                 December 29, 2003      54,500      $0.01

         ----------------------------------------- ------------------ ----------- ----------
                                                                         986,055
         ----------------------------------------- ------------------ ----------- ----------

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


9.  Share capital (continued):

     (b)  Options (continued):

         The vesting dates for the above options is as follows:

         ------------------------------------ ----------------- ----------------
                                                   Exercisable      Exercisable
                                                      at $0.01         at $2.94
         ------------------------------------ ----------------- ----------------

         December 29, 2000                             295,055          105,250
         March 29, 2001                                 90,000          105,250
         June 29, 2001                                  90,000          105,250
         September 29, 2001                             90,000          105,250

         ------------------------------------ ----------------- ----------------
                                                       565,055          421,000
         ------------------------------------ ----------------- ----------------


         The compensatory value of the options granted during the three months ended December 31, 2000 (no options were granted in prior months) are as follows:

         ----------------------------------------------------- ----------------
         Options issued at $0.01
                  - to employees                                 $   1,398,921
                  - for legal services                                  98,316
                  - for other services                                  46,580

         Options issued at $2.74
                  - to non-employees                                    74,000
                  - to employees                                       544,080

         ----------------------------------------------------- ----------------
                                                                 $   2,161,897
         ----------------------------------------------------- ----------------


         Options issued for legal services (see Note 6) and for other services have been recorded as a general and administrative expense in the period ending December 31, 2000 as the services have been performed and the options earned.

         Options issued to employees that are fully vested have been recorded as compensation expense totaling $659,121 in the period ending December 31, 2000. Options not yet vested totaling $739,800 have been recorded as deferred compensation and are being expensed over the vesting period.

         Options issued to non-employees at $2.74 that are fully vested have been recorded as a general and administrative expense totaling $18,500 in the period ending December 31, 2000. Options to non-employees not yet vested totaling $55,500 are being expensed over the vesting period.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


9.  Share capital (continued):

     (b)  Options (continued):

         The compensation expense for the above options is included in the consolidated statement of operations.

         For the purposes of disclosure under SFAS No. 123, the fair value of the option grant to employees, in aggregate is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

         ------------------------------------------------------ ----------------
                                                                   Three months
                                                                          ended
                                                                   December 31,
                                                                           2000
         ------------------------------------------------------ ----------------

          Expected volatility                                               80%
          Risk-free interest                                               6.0%
          Expected life                                                 3 years
          Expected dividend yield                                            0%
         ------------------------------------------------------ ----------------

         Pro forma loss and loss per share after consideration of fair market value of the employee share options granted is as follows:

         --------------------------- --------------- --------------- --------------- ------------------
                                                                         Year ended        Period from
                                       Three months                                        November 4,
                                              ended      Year ended                   1997 (inception)
                                       December 31,   September 30,   September 30,    to December 31,
                                               2000            2000            1999               2000
         --------------------------- --------------- --------------- --------------- ------------------

         Net loss as reported         $ (1,908,465)     $ (517,669)    $   (21,208)   $    (2,498,535)

         Pro forma compensation
         for stock options                (137,270)               -               -          (137,270)

         --------------------------- --------------- --------------- --------------- ------------------
         Pro forma loss               $ (2,045,735)     $ (517,669)    $   (21,208)   $    (2,635,805)
         --------------------------- --------------- --------------- --------------- ------------------

         Pro forma loss per share,
         basic and diluted            $      (0.50)     $    (0.14)    $       0.00   $         (0.30)
         --------------------------- --------------- --------------- --------------- ------------------


     (c)  Other share commitments:

         The Company is committed to issue 25,000 shares as compensation for services rendered during the recapitalization transaction. The compensation expense has been recorded as the services have been performed and the shares earned.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


10.  Stock compensation plans:

     (a)  Incentive stock option plan:

         The incentive stock option plan authorizes the issuance of options to purchase shares of the Company's common stock. Only officers, directors, and employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

         The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

         Options may not be exercised until vested. Options generally vest as follows unless changed by the plan administrator:

          -    25% of options granted on date of granting; and

          - 25% on each of the three, six, and nine month anniversaries of the date of granting.

         Options granted to an employee then owning more than 10% of the common stock of the Company may not be exercisable after five years from the date of grant. All other options may not be exercisable after ten years from the date of grant.

         The purchase price per share of common stock, purchasable under an option, is determined by the plan administrator but cannot be less than the fair market value (no less than 110% of fair market value if the employee owns more than 10% of voting stock) of the common stock on the date of the grant of the option.

     (b)  Non-qualified stock option plan:

         The non-qualified stock option plan authorizes the issuance of options to purchase shares of the Company's common stock to the Company's employees, directors, officers, consultants or advisors and such services. The option exercise price and expiration date are determined by the Company's Board of Directors.

     All  options  outstanding  and issued  during the period are listed in Note
     9(b).

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, Continued
Expressed in US Dollars

Three months ended December 31, 2000
Year ended September 30, 2000
--------------------------------------------------------------------------------


11.  Segmented information:

     Management has determined that the Company operates in one operating segment which involves computer networking and firewall solutions. Substantially all of the Company's operations, assets and employees are located in Canada; however, the Company's revenues are from customers located in Canada, Southeast Asia, and the United States, as follows:

     ---------------- -------------- --------------- ------------- ----------------
                                                                        Period from
                       Three months                                     November 4,
                              ended      Year ended    Year ended  1997 (inception)
                       December 31,   September 30,  September 30,  to December 31,
                               2000            2000          1999             2000
     ---------------- -------------- --------------- ------------- ----------------

     Canada            $     12,083    $    271,745   $   109,652   $      408,544
     Southeast Asia           6,268               -             -            6,268
     United States            2,927           6,069             -            8,996

     ---------------- -------------- --------------- ------------- ----------------
                       $     21,278    $    277,814   $   109,652   $      423,808
     ---------------- -------------- --------------- ------------- ----------------

                                  EXHIBIT INDEX


Exhibit
Number  Description
------- --------------
 2.1* Agreement and Plan of Reorganization by and among Merilus Technologies, Inc., 613636 British Columbia, Inc., Golden Soil, Inc. and the stockholders of Merilus Technologies, Inc. as named in the agreement dated October 19, 2000 and executed December 29, 2000

 3.1* Amended Articles of Incorporation of Merilus Technologies Inc.dated December 29, 2000

 3.2* Certificate of Amendment of Articles of Incorporation of Merilus, Inc. dated December 29, 2000

 4.1*   Specimen Stock Certificate for Shares of Common Stock of the Company

10.1* Registration Rights Agreement between the Company and the holders of Exchangeable Shares dated December 29, 2000
10.2* Support Agreement between the Company and Merilus Technologies, Inc. dated December 29, 2000
10.3* Voting and Exchange Trust Agreement by and among the Company, Merilus Technologies, Inc. and Interwest Transfer Company, Inc. dated December 29, 2000

10.4* Escrow Agreement by and among the Company, Merilus Technologies, Inc., the holders of Exchangeable Shares and Interwest Transfer Company, Inc. dated December 29, 2000

10.5*   2000 Stock Plan

10.6    Lease Agreement dated October 20, 2000

10.7    Employment agreement with Dana Epp dated December 29, 2000

10.8    Employment agreement with Kevin Traas dated December 29, 2000

10.9    Employment agreement with Chad Northcott dated December 29, 2000

10.10   Employment agreement with Ross Mrazek dated December 29, 2000

10.11   Employment agreement with Stephen R. Hemenway dated December 29, 2000

21.1    Subsidiaries of Merilus, Inc.


* Filed  on  December  12,  2000,  as an  Exhibit  to the  Company's  Definitive
Information Statement dated November 30, 2000 and incorporated herein by reference.