Form 10QSB
period 2001-03-31
MERILUS INC
filed 2001-05-15
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGES ACT

        For the transition period from _______________ to _______________

                         Commission file number 0-28475

                                  MERILUS, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


Nevada                                                                87-0635270
------                                                                  --------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

307, 46165 Yale Road
Chilliwack, British Columbia,
Canada V2R 3C7
(Address of principal executive offices)
(Zip Code)

         (604) 792-0100 (Issuer's telephone number, including area code)
          -------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

     The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, on May 14, 2001 was 10,203,300 shares.

         Transitional Small Business Disclosure Format (check one):
Yes ___ No _X_

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1.    Financial Statements .............................................  4
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operation ............................. 16

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ................................................ 24
Item 2.    Changes in Securities and Use of Proceeds ........................ 24
Item 5.    Other Information ................................................ 24
Item 6.    Exhibits and Reports on Form 8-K ................................. 24

Signatures .................................................................. 24

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. These cautionary statements and any other cautionary statements that may accompany the forward-looking statements expressly qualify all such forward-looking statements. In addition, Merilus, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            Interim Consolidated Balance Sheets (Unaudited)
              as of March 31, 2001 and December 31, 2000 .................     4

            Interim  Consolidated  Statements of Operations  (Unaudited)
              for the three months ended March 31, 2001 and 2000
              and the period from November 4, 1997 (inception) to
              March 31, 2001 .............................................     5

            Interim Consolidated Statement of Stockholders' Equity and
              Comprehensive Loss (Unaudited) for the period from
              November 4, 1997 (inception) to March 31, 2001 .............   6-9

            Interim Consolidated Statements of Cash Flows (Unaudited)
              for the three months ended March 31, 2001 and 2000
              and the period from November 4, 1997 (inception) to
              March 31, 2001 .............................................    10

            Notes to the Interim Consolidated Financial Statements
              (Unaudited) ................................................ 11-15

MERILUS, INC.
(FORMERLY GOLDEN SOIL, INC.)
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets
Expressed in US Dollars

================================================================================
                                                         March 31,  December 31,
                                                             2001          2000
--------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Current assets:
    Cash                                               $   78,554    $  672,286
    Accounts receivable and other                          35,885        47,528
    Inventories                                           306,830        95,639
    Prepaid expenses                                      232,619       185,491
    ----------------------------------------------------------------------------
                                                          653,888     1,000,944

Fixed assets                                              107,650       107,415
--------------------------------------------------------------------------------
                                                       $  761,538    $1,108,359
================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities           $  416,056    $  368,611
    Notes payable (Note 3)                                317,198       333,170
    Due to shareholders                                     5,140         9,885
    ----------------------------------------------------------------------------
                                                          738,394       711,666

Stockholders' equity (Note 5)
    Authorized:
    100,000,000   Voting common stock, par value
                  of $0.001 per share
              1   Special voting preferred share,
                  par value of $1 per share
                  (voting rights - see Note 5(a))
    Issued:
     12,887,500   Common stock at March 31, 2001
                  (12,537,500 - December 31, 2000)         12,888        12,538
              1   Special voting preferred share
                  at March 31, 2001
                  (1 - December 31, 2000)                       1             1
Additional paid in capital                              3,992,863     3,629,713
Deferred stock compensation                              (493,200)     (739,800)
Deficit accumulated during the development stage       (3,500,120)   (2,498,535)
Accumulated other comprehensive income (loss):
    Cumulative transaction adjustment                      10,712        (7,224)
--------------------------------------------------------------------------------
                                                           23,144       396,693
Subsequent events (Note 7)

--------------------------------------------------------------------------------
                                                       $  761,538    $1,108,359
================================================================================

See accompanying notes to interim consolidated financial statements.

MERILUS, INC.
(FORMERLY GOLDEN SOIL, INC.)
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)
Expressed in US Dollars

================================================================================
                                                                    Period from
                                                                     November 4,
                                   Three months    Three months            1997
                                          ended           ended  (inception) to
                                 March 31, 2001  March 31, 2000  March 31, 2001
--------------------------------------------------------------------------------

Revenues:
    Licensing                      $         --     $    46,642     $   251,759
    Product sales                        10,156          28,269         177,208
    ----------------------------------------------------------------------------
                                         10,156          74,911         428,967
    Costs of goods sold                     327          22,874         104,741
    ----------------------------------------------------------------------------
                                          9,829          52,037         324,226

Operating expenses:
    Product development                 225,758          20,665         938,699
    Selling and marketing               295,506          10,841       1,204,787
    General and administrative          491,093          50,058       1,675,999
    ----------------------------------------------------------------------------
    Total operating expenses          1,012,357          81,564       3,819,485

--------------------------------------------------------------------------------
Operating loss                       (1,002,528)        (29,527)     (3,495,259)

Interest and other income                 2,497              --           7,493

Interest expense                         (1,554)           (708)        (12,354)

--------------------------------------------------------------------------------
Net loss                           $ (1,001,585)    $   (30,235)    $(3,500,120)
================================================================================

Net loss per common share,
  basic and diluted                $      (0.08)    $     (0.01)    $     (0.38)
================================================================================

Weighted average common shares
  outstanding, basic and diluted     12,971,444       3,750,000       9,150,522
================================================================================

See accompanying notes to interim consolidated financial statements.

MERILUS, INC.
(FORMERLY GOLDEN SOIL, INC.)
(A Development Stage Enterprise)

Interim Consolidated Statement of Stockholders' Equity
  and Comprehensive Loss (Unaudited)
Expressed in US Dollars

====================================================================================================================================
                                                                            Special  Deferred                                  Total
                                          Common Stock        Additional     Voting     Stock    Cumulative     Accumu-      Stock-
                                   -------------------------     Paid in  Preferred    Compen-  Translation      lated      holders'
                                         Shares       Amount     Capital      Share    sation    Adjustment     Deficit      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, November 4, 1997
  (Merilus Technologies Inc.
  common stock)
                                     11,718,750     $    142     $    --         --   $    --       $    --     $     --   $    142

Comprehensive income (loss):
    Translation adjustment                   --           --          --         --        --         2,515           --      2,515
    Loss for the period                      --           --          --         --        --            --      (51,193)   (51,193)
    --------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2,515      (51,193)   (48,678)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30 1998           11,718,750          142          --         --        --         2,515      (51,193)   (48,536)
------------------------------------------------------------------------------------------------------------------------------------

Common stock cancelled,
  September 15, 1999                 (8,671,875)        (105)         --         --        --            --           --       (105)

Common stock issued for cash,
  September 15, 1999                    527,344            6          --         --        --            --           --          6

Common stock issued for notes
  receivable, September 15, 1999        175,781        6,390          --         --        --            --           --      6,390

Less note receivable                         --       (6,390)         --         --        --            --           --     (6,390)

Comprehensive income (loss):
    Translation adjustment                   --           --          --         --        --        (2,548)          --     (2,548)
    Loss for the period                      --           --          --         --        --            --      (21,208)   (21,208)
    --------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (2,548)     (21,208)   (23,756)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999           3,750,000           43          --         --        --           (33)     (72,401)   (72,391)
------------------------------------------------------------------------------------------------------------------------------------

MERILUS, INC.
(FORMERLY GOLDEN SOIL, INC.)
(A Development Stage Enterprise)

Interim Consolidated Statement of Stockholders' Equity
  and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

====================================================================================================================================
                                                                            Special  Deferred                                  Total
                                          Common Stock        Additional     Voting     Stock    Cumulative     Accumu-      Stock-
                                   -------------------------     Paid in  Preferred    Compen-  Translation      lated      holders'
                                         Shares       Amount     Capital      Share    sation    Adjustment     Deficit      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance forward, September 30, 1999   3,750,000          43          --          --       --            (33)    (72,401)    (72,391)

Receipt of proceeds on note
  receivable, November 16, 1999              --       5,381          --          --       --             --          --       5,381

Receipt of proceeds on note
  receivable, January 13, 2000               --       1,009          --          --       --             --          --       1,009

Comprehensive income:
    Translation adjustment                   --          --          --          --       --         12,375          --      12,375
    Loss for the period                      --          --          --          --       --             --    (517,669)   (517,669)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     12,375    (517,669)   (505,294)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000           3,750,000       6,433          --          --       --         12,342    (590,070)   (571,295)
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for cash,
  October 20, 2000                       37,500           1          --          --       --             --          --           1

Shares deemed to be issued on
  re-capitalization transaction       6,750,000       4,104      (4,104)          1       --             --          --           1

Stock options issued
  December 29, 2000 at $0.01 to
  non-employees for legal services
  rendered at an estimated fair
  value of $98,316                           --          --      98,316          --       --             --          --      98,316

Stock options issued
  December 29, 2000 at $0.01
  to non-employees for services
  rendered at an estimated fair
  value of $46,580                           --          --      46,580          --       --             --          --      46,580

------------------------------------------------------------------------------------------------------------------------------------
Balance forward                      10,537,500      10,538      140,792          1       --         12,342    (590,070)   (426,397)
------------------------------------------------------------------------------------------------------------------------------------

MERILUS, INC.
(FORMERLY GOLDEN SOIL, INC.)
(A Development Stage Enterprise)

Interim Consolidated Statement of Stockholders' Equity
  and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

====================================================================================================================================
                                                                          Special  Deferred                                    Total
                                        Common Stock        Additional     Voting     Stock    Cumulative       Accumu-      Stock-
                                 -------------------------     Paid in  Preferred    Compen-  Translation        lated      holders'
                                       Shares       Amount     Capital      Share    sation    Adjustment       Deficit      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance forward                    10,537,500     10,538       140,792         1       --          12,342     (590,070)    (426,397)

Stock options issued
  December 29, 2000 at $0.01 to
  employees as stock-based
  compensation at their intrinsic
  value of $1,398,921                      --         --     1,398,921        --  (739,800)            --           --      659,121

Stock options issued and vested
  at December 29, 2000 at $2.94
  to non-employees as stock-based
  compensation at an estimated
  fair value of $18,500                    --         --        18,500                 --              --           --       18,500

Issued common stock for cash,
  December 29, 2000 at $1.00
  per share, net of issuance
  costs of $nil                     2,000,000      2,000     1,998,000                 --              --           --    2,000,000

Commitment to issue common stock
  to non-employees for services
  rendered at an estimated fair
  value of $73,500                         --         --        73,500                 --              --           --       73,500

Comprehensive loss:
    Translation adjustment                 --         --            --        --       --         (19,566)          --      (19,566)
    Loss for the period                    --         --            --        --       --              --   (1,908,465)  (1,908,465)
    --------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (19,566)  (1,908,465)  (1,928,031)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000         12,537,500     12,538     3,629,713         1  (739,800)        (7,224)  (2,498,535)     396,693
------------------------------------------------------------------------------------------------------------------------------------

MERILUS, INC.
(FORMERLY GOLDEN SOIL, INC.)
(A Development Stage Enterprise)

Interim Consolidated Statement of Stockholders' Equity and
  Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

====================================================================================================================================
                                                                         Special   Deferred                                   Total
                                       Common Stock        Additional     Voting      Stock    Cumulative      Accumu-      Stock-
                                -------------------------     Paid in  Preferred     Compen-  Translation       lated      holders'
                                      Shares       Amount     Capital      Share     sation    Adjustment      Deficit      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance forward,
  December 31, 2000
                                  12,537,500      12,538     3,629,713         1    (739,800)      (7,224)  (2,498,535)     396,693

Issued common stock for cash,
  March 15, 2001 at $1.00 per
  share, net of issuance costs
  of $nil                            250,000         250       249,750        --          --           --           --      250,000

Issued common stock for cash,
  March 27, 2001 of $1.00 per
  share, net of issuance costs
  of $nil                            100,000         100        99,900        --          --           --           --      100,000

Stock options issued at
  December 29, 2000 and vested
  at March 29, 2001 at $2.94 to
  non-employees as stock-based
  compensation at an estimated
  fair value of $18,500
  (Note 5(b))                             --          --        13,500        --          --           --           --       13,500

Amortization of deferred
  stock compensation                      --          --            --        --     246,600           --           --      246,600

Comprehensive income:
    Translation adjustment                --          --            --        --          --       17,936           --       17,936
    Loss for the period                   --          --            --        --          --           --   (1,001,585)  (1,001,585)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   17,936   (1,001,585)    (988,649)

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001           12,887,500     $12,888    $3,992,863         1   $(493,200)     $10,712  $(3,500,120)  $   23,144
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MERILUS, INC.
(FORMERLY GOLDEN SOIL, INC.)

(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows (Unaudited)
Expressed in US Dollars

                                                                    Period from
                                                                     November 4,
                                       Three months  Three months          1997
                                              ended         ended    (inception)
                                           March 31,     March 31,  to March 31,
                                               2001          2000          2001
--------------------------------------------------------------------------------
Cash provided by (used in):

Operating:
    Net loss                            $(1,001,585)  $   (30,235)  $(3,500,120)
    Items not involving cash:
        Amortization                          6,857         1,759        29,263
        Stock-based compensation            246,600            --       905,721
        Common stock or options issued
          for non-wage services              13,500            --       152,080
    Net changes in non-cash working
      capital balances relating
      to operations:
         Accounts receivable                (11,673)      (43,160)      (35,885)
         Inventories                       (211,191)           --      (306,830)
         Prepaid expenses                   (47,128)      (15,717)     (232,619)
         Accounts payable and
           accrued liabilities               72,725        32,439       462,968
         Unearned revenue                        --        45,966            --
    ----------------------------------------------------------------------------
                                           (931,895)       (8,948)   (2,525,422)

Financing:
    Cash acquired on recapitalization            --            --        50,000
    Decrease in operating line
      of credit                                  --       (15,271)           --
    Advances from (to) shareholders          (4,745)      (38,444)        5,140
    Increase in notes payable                    --       344,970       479,315
    Repayment of notes payable                   --            --      (150,000)
    Share subscription proceeds                  --         1,009         6,390
    Cancellation of common stock                 --            --          (105)
    Proceeds on issuance of
      common stock                          350,000            --     2,350,149
    ----------------------------------------------------------------------------
                                            345,255       292,264     2,740,889

Investing:
    Purchase of fixed assets                 (7,092)      (15,259)     (136,913)
    Purchase of investments                      --        (8,506)           --
    ----------------------------------------------------------------------------
                                             (7,092)      (23,765)     (136,913)

    ----------------------------------------------------------------------------
Increase (decrease) in cash position       (593,732)      259,551        78,554

Cash position, beginning of period          672,286            --            --

--------------------------------------------------------------------------------
Cash position, end of period            $    78,554   $   259,551   $    78,554
================================================================================

Supplementary cash flow information:
    Interest paid                       $     1,554   $       532   $     9,995
    Income taxes paid                            --            --            --
    Non-cash transactions:
        Accounts payable settled
          with stock options                     --            --        98,316
        Value assigned to stock options          --            --     1,537,501
        Deferred stock compensation              --            --       739,800
================================================================================

See accompanying notes to interim consolidated financial statements.

MERILUS, INC.
(FORMERLY GOLDEN SOIL, INC.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Three months ended March 31, 2001
================================================================================

1.   GENERAL AND FUTURE OPERATIONS:

     Merilus, Inc. (the "Company") is a development stage enterprise that develops products to simplify the process of digital security for organizations connecting to networks. The Company was formed in British Columbia, Canada in November 1997 as NetMaster Networking Solutions, Inc. and changed its name to Merilus Technologies, Inc. ("Merilus Technologies") in September 2000. On December 29, 2000, Golden Soil, Inc. ("Golden Soil"), a Nevada corporation, acquired all of the outstanding Common Stock of the Company. For accounting purposes, this acquisition was treated as a recapitalization of the Company as if Merilus Technologies had issued common shares to acquire the net monetary assets of Golden Soil. Golden Soil was originally organized in May 1995 under the name of Architronics and changed its name to Golden Soil in June 1999 and had no revenues or operations prior to the merger with Merilus Technologies. Following the recapitalization, Golden Soil changed its name to Merilus, Inc.

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

     The Company's future operations are dependent upon the market's acceptance of its products and services and the Company's ability to secure strategic partnerships. There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of March 31, 2001, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations.
     Operations have primarily been financed through the issuance of common stock.

     The Company does not have sufficient working capital to sustain operations until March 31, 2002. Additional debt or equity financing will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

     Management's intention is to generate sufficient financing through one or more private placements of the Company's common stock with the next private placement expected to close prior to June 30, 2001.


2.  SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Basis of consolidation:

          These consolidated financial statements include the accounts of the Company and its directly and indirectly owned subsidiaries 613636 British Columbia Corporation and Merilus Technologies Inc. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

          613636 British Columbia Corporation is inactive and has no operations.

     (b)  Use of estimates:

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

     (c)  Revenue recognition:

          Hardware and software product sales revenue is recognized upon the shipment of products and transfer of title to the retail customer by its distributors or agents. Products held by distributors or agents are considered to be inventory of the company.

          Licencing revenue is recognized upon shipment of software under licence to the customer. Licence fees are non-refundable.

     (d)  Interim reporting:

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10KSB in conjunction herewith. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


3.   NOTES PAYABLE:

     The notes payable are due to the following:

     ===========================================================================
                                                       March 31,    December 31,
                                                           2001          2000
     ---------------------------------------------------------------------------
                                                     (Unaudited)

     Clyde Resources Ltd., $250,000 Canadian due
       without interest, repayable upon the
       Company securing a private placement
       offering (see below)                            $158,599      $166,585

     Bank Sal Oppenheim Jr. & CIE (Schweiz) AG,
       $250,000 Canadian due without interest,
       repayable upon the Company securing a
       private placement offering (see below)           158,599       166,585

     ---------------------------------------------------------------------------
                                                       $317,198      $333,170
     ===========================================================================

     The company intends to repay the notes upon securing private placement proceeds of a sufficient amount to meet both operating and refinancing requirements.

4.   RELATED PARTY TRANSACTIONS:

     During the three months ended March 31, 2001 the Company incurred $5,559 (three months ended March 31, 2000 - $15,824) in fees for legal services, from a law office of which a director and shareholder of the Company is a partner.

     The accounts payable include $11,474 (March 31, 2000 - $Nil) due to shareholders of the Company, as well as an accrual of $Nil (March 31, 2000
     - $15,824) due to the law office.

     In all cases, the related party transactions were recorded at the exchange amount, which is the consideration established and agreed to by the related parties.

5.   SHARE CAPITAL:

     (a)  Issued:

          The special voting preferred share is entitled to an aggregate number of votes equal to the number of exchangeable shares of Merilus Technologies Inc. ("Exchangeable Shares"), the Company's subsidiary, not held by the Company or its subsidiaries. At March 31, 2001 the special voting preferred share was entitled to 3,787,500 votes which equal the exchangeable shares outstanding at that date. The exchangeable shares may, at the option of the holder, be exchanged for already issued common stock of the Company.

          The exchangeable shares were issued to allow the former Canadian shareholders of Merilus Technologies to obtain voting and effective ownership rights in the Company on a tax deferred basis. Upon all of the exchangeable shares being exchanged, the special voting preferred shares will be cancelled.

     (b)  Options:

          The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of March 31, 2001:

          ======================================================================
                                                            Number of
                                                              options  Exercise
                                                Expiry date   granted     price
          ----------------------------------------------------------------------
          Options issued:

          i)   to employees and directors

               o  under Incentive Stock
                  Option Plan

                  December 29, 2000       December 29, 2003   371,000     $2.94

               o  under non-qualified
                  Stock Option Plan

                  December 29, 2000       December 29, 2003   510,555     $0.01

          ii)  to non-employees under
               non-qualified Stock
               Option Plan

               December 29, 2000          December 29, 2003    50,000     $2.94

               December 29, 2000          December 29, 2003    54,500     $0.01

          ----------------------------------------------------------------------
                                                              986,055
          ======================================================================

          The vesting dates for the above options are as follows:

          ======================================================================
                                                   Exercisable      Exercisable
                                                      at $0.01         at $2.94
          ----------------------------------------------------------------------

          December 29, 2000                            295,055          105,250
          March 29, 2001                                90,000          105,250
          June 29, 2001                                 90,000          105,250
          September 29, 2001                            90,000          105,250

          ----------------------------------------------------------------------
                                                       565,055          421,000
          ----------------------------------------------------------------------

          No options were granted or exercised during the three months ended March 31, 2001.

          Options issued to employees at $.01 that vested in the three months ended March 31, 2001 have been recorded as compensation expense totaling $246,600. Options not yet vested totaling $493,200 have been recorded as deferred compensation and will be expensed over the remaining vesting period.

          Options issued to non-employees at $2.94 that vested in the three months ended March 31, 2001 have been recorded as a general and administrative expense totaling $13,500.

          The compensation expense for the above options is included in the consolidated statement of operations.

     (c)  Other share commitments:

          The Company is committed to issue 25,000 shares as compensation for services rendered during the recapitalization transaction. The compensation expense has been recorded as the services have been performed and the shares earned. These shares were issued subsequent to March 31, 2001.


6.   COMPARATIVE FIGURES:

     Certain of the prior year's figures shown for comparison have been reclassified to conform with the current year's financial statement presentation.


7.   SUBSEQUENT EVENTS:

     (a) In April 2001 the Company issued 250,000 units at the price of $1 per unit to a company controlled by a director of the company for total proceeds of $250,000. Each unit consisted of one share of common stock and two common stock purchase warrants. The warrants, 500,000 in total, entitle the holder to purchase 500,000 additional common shares at $1 each and expire May 8, 2003.

     (b) In May 2001 the Company granted 300,000 options under the non-qualified Stock Option Plan to a new director to acquire 300,000 shares of common stock at $0.01 per share. The related stock-based compensation expense of approximately $510,000 will be recorded in the quarter ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the interim consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

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

     In July 1999, we introduced our first product, Gateway Guardian(TM), a stand-alone software product that is also an integral component of our principal product, FireCard(TM). We publicly announced FireCard(TM) in November 2000 and plan to make initial shipments in May 2001. FireCard(TM) is a secure embedded computer fitting on a standard form-factor PCI card that installs easily into most networked-based servers and workstations. It provides firewall protection, virtual private networking, bandwidth management and intrusion detection, among other valuable features.

     We have prepared our interim consolidated financial statements on a going concern basis in accordance with generally accepted accounting principles in the United States of America. This going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is substantial uncertainty about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.


                              BASIS OF PRESENTATION

     These interim consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception as a result of incurring costs to establish its business, which were significantly in excess of revenues.

     Management plans to reverse its history of losses and negative cash flows by increasing revenues while controlling costs. If the Company is unable to generate adequate cash flows from operations, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain such funding, if necessary, on acceptable terms or at all.

     In the opinion of management, the interim consolidated condensed financial statements included herein have been prepared on a basis consistent with consolidated financial statements reported in prior periods and include all material adjustments, and normal recurring adjustments, necessary to fairly present the information set forth therein. In addition all significant inter-company balances and transactions have been eliminated.

     Certain information and footnote disclosures normally included in the financial statements may have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although we believe that the disclosures in the unaudited interim financial statements are adequate to ensure that the information presented is not misleading. The results of operations for the interim reporting periods presented herein are not necessarily indicative of any future operating results.

     The financial information as of December 31, 2000 is derived from our Annual Report as reported on Form 10-KSB for the Fiscal Year Ended December 31, 2000 as filed with the SEC. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

                              RESULTS OF OPERATIONS

                                  NET REVENUES

     To date, net revenues have consisted of licensing of certain internally developed technologies and sales of our Gateway Guardian(TM) software product.

     Licensing revenues for the quarters ended March 31, 2001 and 2000 were $nil and $46,642 respectively. Although the majority of our historical revenues have been derived from licensing, licensing activities are not central to our future plans, and as a result we expect that such licensing revenues will not be significant in future periods.

     Revenues from the sale of Gateway Guardian(TM) for the quarters ended March 31, 2001 and 2000 were $10,156 and $28,269, respectively, a decrease of 64.1%. Previously, substantially all of the Gateway Guardian sales were made to end-user customers directly from the Merilus website, while revenues from the sale of Gateway Guardian(TM) for the quarter ended March 31, 2001 were primarily due to direct sales efforts targeting leads generated from attendance at various tradeshows. We expect future sales of Gateway Guardian to be primarily through our network of distributors and partners.

     We expect that our future revenues will generally be derived from sales of our FireCard(TM), Gateway Guardian(TM) and follow-on products. We intend to make initial shipments of the Merilus FireCard(TM) in May 2001 and expect to record our first revenue from this product during the quarter ending June 30, 2001. In order to increase our revenues, we are currently in discussions to enter into additional distribution agreements with a variety of companies who have established distribution into our target markets and will continue to develop strategic relationships with multi-national distributors and OEM customers. We also intend to expand our sales and marketing organization and to increase our advertising, marketing and promotional activities. There are no assurances however, that we will be successful in these efforts, or that our products will be accepted by potential customers.

                                COST OF REVENUES

     The costs of revenues of $327 for the period ended March 31, 2001 and $22,874 for the comparative period ended March 31, 2000 consist of the cost to manufacture Gateway Guardian(TM), including product packaging, and third-party product licensing fees. There were minimal costs of revenues in the current quarter as the software is burned onto a CD and shipped to the customer. Costs of licensing revenues are not significant.

     Since inception, we have incurred costs of revenues of $104,741, representing approximately 58.9 percent of product revenues. Cost of revenues have historically been high as a percentage of product revenues since inception, principally as a result of the cost of experimentation leading to the development of new products.

     We expect that overall, cost of revenues will increase in absolute dollars in future periods as a result of increased sales from the introduction of FireCard(TM) and new versions of Gateway Guardian(TM). At present, we are unable to quantify such future costs accurately, either in amount or as percentage of product revenues.

                          PRODUCT DEVELOPMENT EXPENSES

     Product development expenses consist of hardware and software engineering activities related to the design of our current and future products. Such expenses include engineering, salaries and benefits, supplies, product certification and testing.

     We began our development efforts in November 1997, and since inception have incurred costs totaling $938,699 including $301,400 in stock based compensation related to the development of our Gateway Guardian(TM) and FireCard(TM) products. Product development expenses for the quarters ended March 31, 2001 and 2000 were $225,758 and $20,665, respectively which totals includes stock based compensation of $68,500 and $nil, respectively. We expect to continue to increase our spending on product development activities as we prepare to launch our FireCard(TM) product and new versions of our Gateway Guardian(TM) product. We are dependent on additional financing to continue or increase the level of our product development activities. The level of product development that we pursue will be substantially impacted by the amount of additional financing, if any, that we are able to obtain. Assuming that adequate funding is available, we currently intend, among other things, to continue to improve our existing products and develop new digital security products for computer networks. At present, we are unable to quantify such future expenditures accurately.

                         SELLING AND MARKETING EXPENSES

     To date, our selling and marketing activities and expenses have consisted principally of developing distribution channels and creating promotional materials for our Gateway Guardian(TM) and FireCard(TM) products. Such expenses include salaries and benefits, supplies, travel and tradeshows.

     From inception through March 31, 2001, Merilus incurred selling and marketing costs of $1,204,787 including stock based compensation of $205,500. Selling and Marketing expenses for the quarters ended March 31, 2001 and 2000 were $295,506 and $10,841, respectively which includes stock based compensation of $68,500 and $nil, respectively. The Selling and Marketing expenses in the March quarter represent the annual equivalent of $1,182,000 or a 2700 percent increase compared with the March 31, 2000 quarter, principally due to the preparations for the introduction of new products. We intend to continue to increase our spending on selling and marketing activities as we prepare to launch our FireCard(TM) product and new versions of our Gateway Guardian(TM) product. We are dependent on additional financing to continue or to increase the level of selling and marketing activities. The level of selling and marketing activities that we pursue will be substantially impacted by the amount of additional financing, if any, that we are able to obtain. Assuming that adequate funding is available, we currently intend, among other things, to establish worldwide distribution agreements, strategic alliances, to engage in advertising, marketing and direct promotional activities, and to attend relevant trade shows. We expect that the costs related to such activities will consist principally of advertising, personnel, and consulting expenses. At present, we are unable to quantify such future expenditures accurately.

                       GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist of executive management and staff salaries and benefits, accounting, legal, and expenditures for applicable overhead costs including rent, insurance, depreciation and certain non-cash stock compensation costs.

     Merilus incurred general and administrative costs for the quarters ended March 31, 2001 and 2000 of $491,093 and $50,058, respectively including $109,600 in stock based compensation in the quarter ended March 31, 2001 and $nil in the quarter ending March 31, 2000. We expect that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs due to the growth of our business. At present, we are unable to quantify such future expenditures accurately.

                        STOCK-BASED COMPENSATION EXPENSES

     During December 2000, we issued 510,555 non-qualified stock options to employees at a strike price of one cent per share. Of these options, 240,555 were immediately vested. The remaining 270,000 of these stock options vest ratably over the nine-month period ending in September 2001. Included in expenses is stock-based compensation of $246,600 for the three months ended in March 31 which represents the value of 90,000 fully-vested employee stock options, calculated in accordance with APB No. 25. We will recognize additional stock compensation expense on the remaining 180,000 stock options as they vest, resulting in a stock compensation charge of approximately $ 246,600 in each of the June 2001, and September 2001 quarters.

     Subsequent to the quarter ended March 31, 2001 the Company granted a further 300,000 non-qualified stock options at a strike price of one cent per share. These options, which vest immediately, were issued to a new director who joined the board on April 19, 2001. Stock based compensation expense of $510,000 related to this transaction will be recorded in the quarter ended June 30, 2001.

     We intend to continue to use employee stock options to attract and retain critical talent. However, we expect to limit significantly the use of stock options priced below market. As a result, we expect that stock compensation resulting from such future grants will be lower than in December 2000. At present, we are unable to quantify such additional future charges accurately.

                         LIQUIDITY AND CAPITAL RESOURCES

     To date, we have financed our operations principally through the issuance of common stock. As of March 31, 2001, we do not have sufficient working capital to bring FireCard(TM) to market or to sustain our operations through 2001. In March 2001, we sold 250,000 shares of our common stock at a price of $1.00 per share, to Imperium Capital which is controlled by Myron Gushlak, a director, and sold 100,000 shares of our common stock to another director, John Paul Dejoria, at $1.00 per share. Subsequent to the quarter end, Imperium Capital purchased 250,000 common stock units which consisted of 250,000 shares of common stock and 500,000 common stock purchase warrants for proceeds of $250,000. Each common stock warrant can be utilized to purchase an additional common share for $1 each. The warrants expire on May 8, 2003.

     We are in the process of pursuing additional equity financing, although there is no assurance that our efforts will be successful. Adequate funds, whether through additional equity financing, debt financing or other sources, may not be available when needed or on acceptable terms, or may result in significant dilution to existing stockholders. If we cannot obtain sufficient financing, we would need to reduce our operating activities significantly and might go out of business. The Auditors Report on our December 31, 2000 financial statements includes an additional explanatory paragraph on conditions that raise substantial doubt about our ability to continue as a going concern. The financial statements include managements' current plans to respond to that expressed doubt.

     Assuming that we can obtain the necessary financing, our future operations are also dependent upon the market's acceptance of our products and services and our ability to secure strategic partnerships. There can be no assurance that we will be able to secure market acceptance or the necessary strategic partnerships.

                EFFECT OF FLUCTUATIONS IN FOREIGN EXCHANGE RATES

     We invoice all of our customers in U.S. dollars and all revenue is collected in U.S. dollars. As a result, we do not have significant market risks associated with foreign currencies related to sales and collections.

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

     It is the company's policy to recognize software and hardware sales revenues upon the shipment of products and transfer of title to the retail customer by its distributor or agents. Any product held by distributors or agents is considered to be inventory of the company. Revenues are recognized net of a reasonable allowance for sales returns.

                             CHANGES IN ACCOUNTANTS

     On March 5, 2001 Merilus filed a report on Form 8-K, which was subsequently amended on March 23, 2001, disclosing the dismissal of Andersen, Andersen & Strong, L.C. as Merilus' independent public accountants on February 28, 2001, and appointment of KPMG, LLP of Chilliwack, British Columbia, Canada, as its independent accountants to audit its financial statements formerly audited by Andersen, Andersen & Strong, L.C.

INFORMATION RELATED TO FORWARD LOOKING STATEMENTS

     Statements regarding future products, future prospects, future profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, computer network security market directions, future acceptance of the Company's products, possible growth in markets, as well as all other statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements.

     These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur, or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company's history of annual net operating losses and the financing of these losses through newly issued Company securities; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; risks associated with obtaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets.

     In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company's operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company's control.

     The Company's future success is based largely on its ability to develop and sell increasingly technologically advanced intelligent digital security products in sufficient volume and at sufficient prices to become profitable on a consistent basis. In addition, the digital security market is characterized by extremely rapid technological change, requiring rapid product development. The velocity of technological change has accelerated and the Company believes that it is important to its future that it keeps pace with these changes. The Company believes that competition will continue to intensify in the rapidly evolving markets in which the Company is involved, and that the continued development of technologically advanced products will be necessary to keep its products current. In addition, the competition for and retention of key management and technology employees is a critical challenge. The Company believes that its ability to generate adequate cash flow from operations will also be critical to its future.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company is not presently a party to any material pending legal or administrative proceedings, and its property is not subject to any such proceedings, except as may be incurred in the ordinary course of business.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2001, the Company sold 350,000 shares of its common stock at a price of $1.00 per share. Imperium Capital Ltd., which is controlled by Myron Gushlak a director of the Company, purchased 250,000 shares and John Paul DeJoria, a director of the Company, purchased 100,000 shares. The Company intends to use the $350,000 for working capital and general corporate purposes.

     In addition, in April 2001 and May 2001, Imperium Capital purchased an additional 250,000 shares of the Company's common stock at a purchase price of $1.00 per share. The Company intends to use the $250,000 in proceeds for working capital and general corporate purposes. The Company also issued to Imperium Capital 500,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 for a period of two years expiring in May 2003.

Item 5.   OTHER INFORMATION

     In April 2001, the Company's board of directors appointed Mr. John B. Connally as a director of the Company to serve as such until the next annual meeting of shareholders.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

          None.

(b)  Reports on Form 8-K.

     On January 18,  2001,  the Company  filed a report on Form 8-K  pursuant to
Item 2. On March 5, 2001,  the  Company  filed a report on Form 8-K  pursuant to
Item 4. On March 20, 2001,  the Company filed a report on Form 8-K/A pursuant to
Item 4. On March 21, 2001,  the Company filed a report on Form 8-K/A pursuant to
Item 7.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                      MERILUS, INC.


Dated: May 15, 2001                   By:   /s/ Dana Epp
                                          -------------------------------------
                                                Dana Epp
                                                President