Form 10KSB/A
period 2000-12-31
MERILUS INC
filed 2001-06-13
CIK 1100734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------

                                   Form 10-KSB/A


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



            #307, 46165 Yale Road
     Chilliwack, British Columbia, Canada                           V2P 2P2
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

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter beginning October 1, 2000. The adoption of SAB 101 did not have a material affect on the Company's financial results.


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

10.6**  Lease Agreement dated October 20, 2000

10.7**  Employment agreement with Dana Epp dated December 29, 2000

10.8**  Employment agreement with Kevin Traas dated December 29, 2000

10.9**  Employment agreement with Chad Northcott dated December 29, 2000

10.10** Employment agreement with Ross Mrazek dated December 29, 2000

10.11** Employment agreement with Stephen R. Hemenway dated December 29, 2000

21.1**  Subsidiaries of Merilus, Inc.


* Filed  on  December  12,  2000,  as an  Exhibit  to the  Company's  Definitive
Information Statement dated November 30, 2000 and incorporated herein by reference.

**Filed on April 2, 2001 as an Exhibit to the Company's Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

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

            Date:   June 8, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            By:     /s/ Dana Epp                        Date:  June 8, 2001
                -------------------------------               ---------------
                   Dana Epp
                   President, Chief Executive Officer
                   and a Director


            By:     /s/ Kevin Traas                     Date:  June 8, 2001
                -------------------------------               ---------------
                   Kevin Traas
                   Vice President, Secretary,
                   Chief Information Officer and a Director


            By:     /s/ Ross Mrazek                     Date:  June 8, 2001
                -------------------------------               ---------------
                   Ross Mrazek
                   Vice President International Business Development
                   and a Director


            By:     /s/ Chad Northcott                  Date:  June 8, 2001
                -------------------------------               ---------------
                   Chad Northcott
                   Chief Financial Officer and
                   Chief Operating Officer


            By:     /s/ Stephen R. Hemenway             Date:  June 8, 2001
                -------------------------------               --------------
                   Stephen R. Hemenway
                   Vice President Sales and Marketing


            By:     /s/ Bruce Davies                    Date:  June 8, 2001
                -------------------------------               --------------
                   Bruce Davies
                   Director


            By:                                         Date:
                -------------------------------               --------------
                   John Paul DeJoria
                   Director


            By:                                         Date:
                -------------------------------               --------------
                   Gerald C. Allen
                   Director


            By:                                         Date:
                -------------------------------               --------------
                   Gene Hoffman, Jr.
                   Director


            By:    /s/ Aaron Fleck                      Date:  June 8, 2001
                -------------------------------               --------------
                   Aaron Fleck
                   Director


            By:     /s/ Myron Gushlak                   Date:  June 8, 2001
                -------------------------------               --------------
                   Myron Gushlak
                   Director


            By:                                         Date:
                -------------------------------               --------------
                   John Connally
                   Director




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

     (j) Revenue recognition:

          Hardware and software product sales revenue is recognized upon the shipment of products and transfer of title to the retail customer by its distributors or agents. Products held by distributors or agents are considered to be inventory of the company.

          Licensing revenue is recognized upon shipment of software under license to the customer. License fees are non-refundable.

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

10.6**  Lease Agreement dated October 20, 2000

10.7**  Employment agreement with Dana Epp dated December 29, 2000

10.8**  Employment agreement with Kevin Traas dated December 29, 2000

10.9**  Employment agreement with Chad Northcott dated December 29, 2000

10.10** Employment agreement with Ross Mrazek dated December 29, 2000

10.11** Employment agreement with Stephen R. Hemenway dated December 29, 2000

21.1**  Subsidiaries of Merilus, Inc.


* Filed  on  December  12,  2000,  as an  Exhibit  to the  Company's  Definitive
Information Statement dated November 30, 2000 and incorporated herein by reference.


**Filed on April 2, 2001 as an Exhibit to the Company's Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.