Form 10QSB
period 2001-06-30
MERILUS INC
filed 2001-08-14
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGES ACT

                     For the transition period from     to
                                                   -----  -----

                         Commission file number 0-28475


                                  MERILUS, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


          Nevada                                          87-0635270
          ------                                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                              307, 46165 Yale Road
                          Chilliwack, British Columbia,
                                 Canada V2R 3C7
                 -----------------------------------------------
               (Address of principal executive offices)(Zip Code)


         (604) 792-0100 (Issuer's telephone number, including area code)
         --------------

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, on August 8, 2001 was 13,212,500 shares.

     Transitional Small Business Disclosure Format (check one):

Yes          No     X
    -------      -------

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                          Number
Item 1.       Financial Statements..........................................4

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operation........................18


                       PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................26

Item 2.       Changes in Securities and Use of Proceeds.....................26

Item 6.       Exhibits and Reports on Form 8-K..............................26

Signatures    ..............................................................27

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

       Interim Consolidated Balance Sheets (Unaudited) as of
         June 30, 2001 and December 31, 2000..................................4

       Interim  Consolidated  Statements of Operations  (Unaudited)
         for the three and six months  ended June 30, 2001 and 2000
         and the period  from  November  4,  1997   (inception)  to
         March  31, 2001......................................................5

       Interim Consolidated Statement of Stockholders' Equity and
         Comprehensive Loss (Unaudited) for the period from
         November 4, 1997 (inception) to June 30, 2001.......................6-9

       Interim  Consolidated  Statements of Cash Flows  (Unaudited) for
         the six months ended June 30, 2001 and 2000 and the period from
         November 4, 1997 (inception) to June 30, 2001........................10

       Notes to the Interim  Consolidated Financial
         Statements (Unaudited)...............................................12



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets
Expressed in US Dollars

---------------------------------------------------------------- ---------------- ----------------
                                                                        June 30,     December 31,
                                                                            2001             2000
---------------------------------------------------------------- ---------------- ----------------
                                                                     (Unaudited)
Assets

Current assets:
        Cash                                                     $             -  $       672,286
        Accounts receivable and other                                     43,287           47,528
        Inventories                                                      282,866           95,639
        Prepaid expenses                                                 193,558          185,491
        -------------------------------------------------------- ---------------- ----------------
                                                                         519,711        1,000,944

Fixed assets                                                             106,427          107,415

---------------------------------------------------------------- ---------------- ----------------
                                                                 $       626,138  $     1,108,359
================================================================ ================ ================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
        Bank overdraft                                           $        61,061  $             -
        Accounts payable and accrued liabilities                         535,989          368,611
        Notes payable (Note 3)                                           352,047          333,170
        Due to shareholders                                                4,889            9,885
        -------------------------------------------------------- ---------------- ----------------
                                                                         953,986          711,666

Stockholders' equity (deficiency) (Note 5)
        Authorized:
           100,000,000  Voting common stock, par value of
                        $0.001 per share
                     1  Special voting preferred share, par
                        value of $1 per share (voting rights -
                        see Note 5(a))
        Issued:
            13,212,500  Common stock at June 30, 2001
                        (12,537,500 - December 31, 2000)                  13,213           12,538
                     1  Special voting preferred share at June
                        30, 2001 (1 - December 31, 2000)                       1                1
Additional paid in capital                                             4,304,038        3,629,713
Deferred stock compensation                                             (246,600)        (739,800)
Deficit accumulated during the development stage                      (4,402,714)      (2,498,535)
Accumulated other comprehensive income (loss):
        Cumulative transaction adjustment                                  4,214           (7,224)
---------------------------------------------------------------- ---------------- ----------------
                                                                        (327,848)         396,693
Subsequent events (Note 7)

---------------------------------------------------------------- ---------------- ----------------
                                                                 $       626,138  $    1,108,359
================================================================ ================ ================

See accompanying notes to interim consolidated financial statements.




MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)
Expressed in US Dollars

----------------------------------- ----------------- ---------------- ---------------- ---------------- --------------
                                                                                                            Period from
                                                                                                            November 4,
                                         Three months      Six months     Three months       Six months            1997
                                                ended           ended            ended            ended  (inception) to
                                        June 30, 2001   June 30, 2001    June 30, 2000    June 30, 2000   June 30, 2001
----------------------------------- ----------------- ---------------- ---------------- ---------------- --------------
Revenue                             $         24,815  $        34,971  $        81,111  $       156,022  $     458,778
Costs of goods sold                           13,208           13,535           14,593           37,466        117,949
----------------------------------- ----------------- ---------------- ---------------- ---------------- --------------
                                              11,607           21,436           66,518          118,556        340,829

Operating expenses:
        Product development                  278,588          504,346           39,673           60,338      1,217,287
        Selling and marketing                264,604          560,110           49,445           60,287      1,469,391
        General and administrative           373,403          864,498          110,443          160,501      2,049,403
        --------------------------- ----------------- ---------------- ---------------- ---------------- --------------
        Total operating expenses             916,595        1,928,954          199,561          281,126      4,736,081

----------------------------------- ----------------- ---------------- ---------------- ---------------- --------------
Operating loss                              (904,988)      (1,907,518)        (133,043)        (162,570)    (4,395,252)

Interest and other income                      4,624            7,121                -                -          7,121

Interest expense                              (2,229)          (3,782)               -             (708)       (14,583)
----------------------------------- ----------------- ---------------- ---------------- ---------------- --------------
Net loss                            $       (902,593) $    (1,904,179) $      (133,043) $      (163,278) $  (4,402,714)
=================================== ================= ================ ================ ================ ==============

Net loss per common share, basic
and diluted                         $          (0.07) $         (0.14) $         (0.04) $         (0.04) $       (0.46)
=================================== ================= ================ ================ ================ ==============

Weighted average common shares
outstanding, basic and diluted            13,608,479       13,337,831        3,750,000        3,750,000      9,538,670
=================================== ================= ================ ================ ================ ==============

See accompanying notes to interim consolidated financial statements.



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited)
Expressed in US Dollars

-----------------------------------   -----------    -----------    -----------   -----------   -------------   -----------
                                              Common Stock                           Special
                                      --------------------------    Additional        Voting                      Cumulative
                                                                      Paid in      Preferred   Deferred Stock    Translation
                                         Shares        Amount         Capital          Share     Compensation     Adjustment
-----------------------------------   -----------    -----------    -----------   -----------   -------------   -----------
Balance, November 4, 1997 (Merilus
Technologies Inc. common stock)        11,718,750    $       142    $      --            --     $        --     $      --

Comprehensive income (loss):
        Translation adjustment               --             --             --            --              --           2,515
        Loss for the period                  --             --             --            --              --            --
        ---------------------------   -----------    -----------    -----------   -----------   -------------   -----------
                                                                                                                      2,515
-----------------------------------   -----------    -----------    -----------   -----------   -------------   -----------
Balance, September 30 1998             11,718,750            142           --            --              --           2,515
-----------------------------------   -----------    -----------    -----------   -----------   -------------   -----------

Common stock cancelled,
 September 15, 1999                    (8,671,875)          (105)          --            --              --            --

Common stock issued for cash,
 September 15, 1999                       527,344              6           --            --              --            --

Common stock issued for notes
 receivable, September 15, 1999           175,781          6,390           --            --              --            --

Less note receivable                         --           (6,390)          --            --              --            --

Comprehensive loss:
        Translation adjustment               --             --             --            --              --          (2,548)
        Loss for the period                  --             --             --            --              --            --
        ---------------------------   -----------    -----------    -----------   -----------   -------------   -----------
                                                                                                                     (2,548)
-----------------------------------   -----------    -----------    -----------   -----------   -------------   -----------
Balance, September 30, 1999             3,750,000             43           --            --              --             (33)
-----------------------------------   -----------    -----------    -----------   -----------   -------------   -----------



                                                            Total
                                      Accumulated   Stockholders'
                                          Deficit          Equity
-----------------------------------   -----------    ------------
Technologies Inc. common stock)       $      --      $       142

Comprehensive income (loss):
        Translation adjustment               --            2,515
        Loss for the period               (51,193)       (51,193)
        ---------------------------   -----------    -----------
                                          (51,193)       (48,678)
-----------------------------------   -----------    -----------
Balance, September 30 1998                (51,193)       (48,536)
-----------------------------------   -----------    -----------

Common stock cancelled,
 September 15, 1999                          --             (105)

Common stock issued for cash,
 September 15, 1999                          --                6

Common stock issued for notes
 receivable, September 15, 1999              --            6,390

Less note receivable                         --           (6,390)

Comprehensive loss:
        Translation adjustment               --           (2,548)
        Loss for the period               (21,208)       (21,208)
        ---------------------------   -----------    -----------
                                          (21,208)       (23,756)
-----------------------------------   -----------    -----------
Balance, September 30, 1999               (72,401)       (72,391)
-----------------------------------   -----------    -----------




MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

---------------------------------------   -----------    -----------    -----------    -----------   -------------   -----------
                                                                                          Special
                                                Common Stock             Additional        Voting         Deferred     Cumulative
                                          -------------------------         Paid in     Preferred            Stock    Translation
                                             Shares         Amount          Capital         Share     Compensation     Adjustment
---------------------------------------   -----------    -----------    -----------    -----------   -------------   -----------
Balance forward, September 30, 1999         3,750,000             43           --             --              --             (33)

Receipt of proceeds on note
  receivable, November 16, 1999                  --            5,381           --             --              --            --

Receipt of proceeds on note
  receivable, January 13, 2000                   --            1,009           --             --              --            --

Comprehensive income (loss):
        Translation adjustment                   --             --             --             --              --          12,375
        Loss for the period                      --             --             --             --              --            --
        -------------------------------   -----------    -----------    -----------    -----------   -------------   -----------
                                                                                                                          12,375

---------------------------------------   -----------    -----------    -----------    -----------   -------------   -----------
Balance, September 30, 2000                 3,750,000          6,433           --             --              --          12,342
---------------------------------------   -----------    -----------    -----------    -----------   -------------   -----------

Common stock issued for cash,
  October 20, 2000                             37,500              1           --             --              --            --

Shares deemed to be issued on re-
  capitalization transaction                6,750,000          4,104         (4,104)             1            --            --

Stock options issued December 29,
  2000 at $0.01 to non-employees for
  legal services rendered at an
  estimated fair value of $98,316                --             --           98,316           --              --            --

Stock options issued December 29,
  2000 at $0.01 to non-employees for
  services rendered at an estimated
  fair value of $46,580                          --             --           46,580           --              --            --

---------------------------------------   -----------    -----------    -----------    -----------   -------------   -----------
Balance forward                            10,537,500         10,538        140,792              1            --          12,342
---------------------------------------   -----------    -----------    -----------    -----------   -------------   -----------





                                                               Total
                                          Accumulated  Stockholders'
                                              Deficit         Equity
---------------------------------------   -----------    -----------
Balance forward, September 30, 1999          (72,401)       (72,391)

Receipt of proceeds on note
  receivable, November 16, 1999                  --            5,381

Receipt of proceeds on note
  receivable, January 13, 2000                   --            1,009

Comprehensive income (loss):
        Translation adjustment                   --           12,375
        Loss for the period                  (517,669)      (517,669)
        -------------------------------   -----------    -----------
                                             (517,669)      (505,294)

---------------------------------------   -----------    -----------
Balance, September 30, 2000                  (590,070)      (571,295)
---------------------------------------   -----------    -----------

Common stock issued for cash,
  October 20, 2000                               --                1

Shares deemed to be issued on re-
  capitalization transaction                     --                1

Stock options issued December 29,
  2000 at $0.01 to non-employees for
  legal services rendered at an
  estimated fair value of $98,316                --           98,316

Stock options issued December 29,
  2000 at $0.01 to non-employees for
  services rendered at an estimated
  fair value of $46,580                          --           46,580

---------------------------------------   -----------    -----------
Balance forward                              (590,070)      (426,397)
---------------------------------------   -----------    -----------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

---------------------------------------   -----------    -----------    -----------   -----------   ------------    -----------
                                                                                          Special
                                                 Common Stock            Additional        Voting       Deferred     Cumulative
                                          --------------------------        Paid in     Preferred          Stock    Translation
                                             Shares        Amount           Capital         Share   Compensation     Adjustment
---------------------------------------   -----------    -----------    -----------   -----------   ------------    -----------
Balance forward                            10,537,500         10,538        140,792             1          --           12,342

Stock options issued December 29,
  2000 at $0.01 to employees as
  stock-based compensation at their
  intrinsic value of $1,398,921                  --             --        1,398,921          --        (739,800)          --

Stock options  issued and vested at
  December 29, 2000 at $2.94 to
  non-employees as stock-based
  compensation at an estimated fair
  value of $18,500                               --             --           18,500          --            --             --

Issued common stock for cash,
  December 29, 2000 at $1.00 per share,
  net of issuance costs of $nil             2,000,000          2,000      1,998,000          --            --             --

Commitment to issue common stock to
  non-employees for services rendered
  at an estimated fair value of $73,500          --             --           73,500          --            --             --

Comprehensive loss:
        Translation adjustment                   --             --             --            --            --          (19,566)
        Loss for the period                      --             --             --            --            --             --
        -------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
                                                                                                                       (19,566)

---------------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Balance, December 31, 2000                 12,537,500         12,538      3,629,713             1      (739,800)        (7,224)
---------------------------------------   -----------    -----------    -----------   -----------   -----------    -----------



                                                                Total
                                          Accumulated   Stockholders'
                                              Deficit          Equity
---------------------------------------   -----------    -----------
Balance forward                             (590,070)      (426,397)

Stock options issued December 29,
  2000 at $0.01 to employees as
  stock-based compensation at their
  intrinsic value of $1,398,921                  --          659,121

Stock options  issued and vested at
  December 29, 2000 at $2.94 to
  non-employees as stock-based
  compensation at an estimated fair
  value of $18,500                               --           18,500

Issued common stock for cash,
  December 29, 2000 at $1.00 per share,
  net of issuance costs of $nil                   --       2,000,000

Commitment to issue common stock to
  non-employees for services rendered
  at an estimated fair value of $73,500          --           73,500

Comprehensive loss:
        Translation adjustment                   --          (19,566)
        Loss for the period                (1,908,465)    (1,908,465)
        -------------------------------   -----------    -----------
                                           (1,908,465)    (1,928,031)

---------------------------------------   -----------    -----------
Balance, December 31, 2000                 (2,498,535)       396,693
---------------------------------------   -----------    -----------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

---------------------------------------   -----------    -----------    -----------   -----------   ------------    -----------
                                                                                          Special
                                                 Common Stock            Additional        Voting       Deferred     Cumulative
                                          --------------------------        Paid in     Preferred          Stock    Translation
                                             Shares        Amount           Capital         Share   Compensation     Adjustment
---------------------------------------   -----------    -----------    -----------   -----------   ------------    -----------
Balance forward, December 31, 2000        12,537,500       12,538         3,629,713             1      (739,800)       (7,224)

Issued common stock for cash, March
  15, 2001 at $1.00 per share, net of
  issuance costs of $nil                     250,000          250           249,750          --            --            --

Issued common stock for cash, March
  27, 2001 of $1.00 per share, net of
  issuance costs of $nil                     100,000          100            99,900          --            --            --

Stock options  issued at December
  29, 2000 and vested at March 29,
  2001 at $2.94 to non-employees
  as stock-based compensation at an
  estimated fair value of $13,500               --           --              13,500          --            --            --

Amortization of deferred stock
  compensation                                  --           --                --            --         246,600          --

Issued common stock for cash, April
  19, 2001 at $1 per share, net of
  issuance costs of $nil                     250,000          250           249,750          --            --            --

Issued common stock, at April 26,
  2001, to settle commitment recorded
  on December 29, 2000                        25,000           25               (25)         --            --            --

Issued common stock for cash, May 1,
  2001, at $1 per share, net of
  issuance costs of $nil                      50,000           50            49,950          --            --            --

Stock options  issued at December
  2000 and vested at June 29, 2001
  at $2.94 to  non-employees as stock-
  based  compensation  at an estimated
  fair value of $11,500 (Note 5(b))             --           --              11,500          --            --            --

---------------------------------------   -----------    -----------    -----------   -----------   ------------    -----------
Balance forward                           13,212,500       13,213         4,304,038             1      (493,200)       (7,224)
---------------------------------------   -----------    -----------    -----------   -----------   ------------    -----------





---------------------------------------   -----------    -----------
                                                                Total
                                          Accumulated   Stockholders'
                                              Deficit          Equity
---------------------------------------   -----------    -----------
Balance forward, December 31, 2000        (2,498,535)       396,693

Issued common stock for cash, March
  15, 2001 at $1.00 per share, net of
  issuance costs of $nil                        --          250,000

Issued common stock for cash, March
  27, 2001 of $1.00 per share, net of
  issuance costs of $nil                        --          100,000

Stock options  issued at December
  29, 2000 and vested at March 29,
  2001 at $2.94 to non-employees
  as stock-based compensation at an
  estimated fair value of $13,500               --           13,500

Amortization of deferred stock
  compensation                                  --          246,600

Issued common stock for cash, April
  19, 2001 at $1 per share, net of
  issuance costs of $nil                        --          250,000

Issued common stock, at April 26,
  2001, to settle commitment recorded
  on December 29, 2000                          --             --

Issued common stock for cash, May 1,
  2001, at $1 per share, net of
  issuance costs of $nil                        --           50,000

Stock options  issued at December
 29,
  2000 and vested at June 29, 2001
  at $2.94 to  non-employees as stock-
  based  compensation  at an estimated
  fair value of $11,500 (Note 5(b))             --           11,500

---------------------------------------   ----------    ----------
Balance forward                           (2,498,535)     1,318,293
---------------------------------------   ----------    ----------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

---------------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
                                                                                          Special
                                                 Common Stock            Additional        Voting      Deferred     Cumulative
                                          --------------------------        Paid in     Preferred         Stock    Translation
                                             Shares        Amount           Capital         Share  Compensation     Adjustment
---------------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Balance forward                            13,212,500         13,213      4,304,038             1      (493,200)        (7,224)

Amortization of deferred stock
  compensation                                   --             --             --            --         246,600           --

Comprehensive income (loss):
        Translation adjustment                   --             --             --            --            --           11,438
        Loss for the period                      --             --             --            --            --             --
        -------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
                                                                                                                        11,438

---------------------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Balance, June 30, 2001                     13,212,500    $    13,213    $ 4,304,038             1   $  (246,600)   $     4,214
---------------------------------------   -----------    -----------    -----------   -----------   -----------    -----------





---------------------------------------   -----------    -----------
                                                                Total
                                          Accumulated   Stockholders'
                                              Deficit          Equity
---------------------------------------   -----------    -----------
Balance forward                           (2,498,535)     1,318,293

Amortization of deferred stock
  compensation                                   --          246,600

Comprehensive income (loss):
        Translation adjustment                   --           11,438
        Loss for the period                (1,904,179)    (1,904,179)
        -------------------------------   -----------    -----------
                                           (1,904,179)    (1,892,741)

---------------------------------------   -----------    -----------
Balance, June 30, 2001                    $(4,402,714)   $  (327,848)
---------------------------------------   -----------    -----------


See accompanying notes to interim consolidated financial statements.


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows (Unaudited)
Expressed in US Dollars
------------------------------------------------  -------------    -------------  -------------   -------------  ----------------
                                                                                                                      Period from
                                                   Three months       Six months   Three months      Six months  November 4, 1997
                                                          ended            ended          ended           ended    (inception) to
                                                  June 30, 2001    June 30, 2001  June 30, 2000   June 30, 2000     June 30, 2001
------------------------------------------------  -------------    -------------  -------------   -------------  ----------------
Cash provided by (used in):

Operating:
        Net loss                                    $  (902,593)    $(1,904,179)    $  (133,043)    $  (163,278)    $(4,402,714)
        Items not involving cash:
            Amortization                                  6,477          13,334           4,893           6,681          35,740
            Stock-based compensation                    246,600         493,200            --              --         1,152,321
            Common stock or options issued
              for services                               11,500          25,000            --              --           163,580
        Net changes in non-cash
          working capital balances
          relating to operations:
            Accounts receivable                          (7,402)          4,241          43,172              12         (43,287)
            Inventories                                  23,964        (187,227)           --              --          (282,866)
            Prepaid expenses                             39,061          (8,067)        (21,979)        (37,696)       (193,558)
            Accounts payable and accrued
              liabilities                               122,620         172,030          21,475          44,874         572,537
        ----------------------------------------    -----------     -----------     -----------     -----------     -----------
                                                       (459,773)     (1,391,668)        (85,482)       (149,407)     (2,998,247)
Financing:
        Cash acquired on recapitalization                  --              --              --              --            50,000
        Increase (decrease) in bank
          overdraft facility                             61,061          61,061         (15,271)         61,061
        Advances from (to) shareholders                    (251)         (4,996)           --           (38,444)          4,889
        Increase in notes payable                        21,797          21,797            --           337,701         514,164
        Repayment of notes payable                         --              --              --              --          (150,000)
        Decrease in unearned revenue                       --              --           (45,996)           --              --
        Share subscription proceeds                        --              --              --             6,390
        Cancellation of common stock                       --              --              --              --              (105)
        Proceeds on issuance of common stock            300,000         650,000            --              --         2,650,149
        ----------------------------------------    -----------     -----------     -----------     -----------     -----------
                                                        382,607         727,862         (45,996)        283,986       3,136,548
Investing:
        Purchase of fixed assets                         (1,388)         (8,480)        (17,754)        (32,913)       (138,301)
        Proceeds from disposal of investment               --              --              --             8,653            --
        ----------------------------------------    -----------     -----------     -----------     -----------     -----------
                                                         (1,388)         (8,480)        (17,754)        (24,260)       (138,301)

------------------------------------------------    -----------     -----------     -----------     -----------     -----------
Increase (decrease) in cash position                    (78,554)       (672,286)       (149,232)        110,319            --
Cash position, beginning of period                       78,554         672,286         259,551            --              --
------------------------------------------------    -----------     -----------     -----------     -----------     -----------
Cash position, end of period                               --              --           110,319         110,319            --
================================================    ===========     ===========     ===========     ===========     ===========
Supplementary cash flow information:
        Interest paid                                     2,229           3,782            --               540          12,224
        Income taxes paid                                  --              --              --              --              --
        Non-cash transactions:
           Accounts payable settled with
             stock options                                 --              --              --              --            98,316
           Value assigned to stock options                 --              --              --              --         1,537,501
           Deferred stock compensation                     --              --              --              --           739,200
================================================    ===========     ===========     ===========     ===========     ===========

See accompanying notes to interim consolidated financial statements.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Six months ended June 30, 2001
--------------------------------------------------------------------------------


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

     Merilus began commercial distribution and sale of its FireCard(TM) line of products in the later part of this quarter but, to date, Merilus has received limited revenues from its operations and it is considered to be a development stage enterprise for financial reporting purposes.

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

     The Company's future operations are dependent upon the market's acceptance of its products and services and the Company's ability to secure strategic partnerships. There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of June 30, 2001, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations.
     Operations have primarily been financed through the issuance of common stock.

     The Company does not have sufficient working capital to sustain operations until June 30, 2002. Additional debt or equity financing will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

     Management's intention is to generate sufficient financing through one or more private placements of the Company's common stock.

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

      (c)  Interim reporting:

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10KSB in conjunction herewith. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

3.  Notes payable:

     The notes payable are due to the following:

     ---------------------------------------------------------- ----------------- ----------------
                                                                        June 30,     December 31,
                                                                            2001             2000
     ---------------------------------------------------------- ----------------- ----------------
                                                                     (Unaudited)
     Clyde Resources Ltd., $250,000 Canadian due without
      interest, repayable upon the Company securing a private
      placement offering (see below)                             $       165,125  $       166,585

     Bank Sal Oppenheim Jr. & CIE (Schweiz) AG, $250,000
      Canadian due without interest, repayable upon the
      Company securing a private placement offering (see
      below)                                                             165,125          166,585

     Debbie Gushlak, $33,000 Canadian due without interest,
      no fixed terms of repayment                                         21,797                -

     ---------------------------------------------------------- ----------------- ----------------
                                                                $        352,047  $        333,170
     ---------------------------------------------------------- ----------------- ----------------

     The Company intends to repay the notes upon securing private placement proceeds of a sufficient amount to meet both operating and refinancing requirements.

     Debbie Gushlak is the spouse of a director of the Company.



4.  Related party transactions:

     During the six months ended June 30, 2001 the Company incurred $16,693 (three months ended June 30, 2000 - $Nil) in fees for legal services, from a law office of which a director and shareholder of the Company is a partner.

     The accounts payable include $26,453 (June 30, 2000 - $Nil) due to shareholders of the Company, as well as $Nil (June 30, 2000 - $38,871) due to the law office.

     In all cases, the related party transactions were recorded at the exchange amount, which is the consideration established and agreed to by the related parties.


5.  Share capital:

     (a)  Issued:

         The special voting preferred share is entitled to an aggregate number of votes equal to the number of exchangeable shares of Merilus Technologies Inc. ("Exchangeable Shares"), the Company's subsidiary, not held by the Company or its subsidiaries. During the three months ended June 30, 2001, 790,800 exchangeable shares were exchanged for common stock. At June 30, 2001 the special voting preferred share was entitled to 2,996,700 votes which equal the exchangeable shares outstanding at that date. The exchangeable shares may, at the option of the holder, be exchanged for common stock of the Company.

     The exchangeable shares were issued to allow the former Canadian shareholders of Merilus Technologies to obtain voting and effective ownership rights in the Company on a tax deferred basis. Upon all of the exchangeable shares being exchanged, the special voting preferred shares will be cancelled.

      (b)  Options:

         The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of June 30, 2001:

         ----------------------------------------- ----------------------- --------------- -------------
                                                                                Number of
                                                                                  options      Exercise
                                                              Expiry date         granted         price
         ----------------------------------------- ----------------------- --------------- -------------
          Options issued:
          i)      to employees and directors:
                  o  under Incentive Stock
                     Option Plan

                      December 29, 2000                 December 29, 2003         371,000  $       2.94

                      January 2, 2001                     January 2, 2004          10,000  $       2.94

                      April 29, 2001                       April 29, 2004           8,000  $       1.70

                  o  under non-qualified Stock
                     Option Plan

                      December 29, 2000                 December 29, 2003         510,555  $       0.01

          ii)    to non-employees under
                 non-qualified Stock Option Plan

                  December 29, 2000                     December 29, 2003          50,000  $       2.94

                  December 29, 2000                     December 29, 2003          54,500  $       0.01
         ----------------------------------------- ----------------------- --------------- -------------
                                                                                1,004,055
         ----------------------------------------- ----------------------- --------------- -------------

     The Company has conditionally granted a further 300,000 non-qualified stock options at an exercise price of $0.01. These options vest subject to specific performance-based criteria and will vest in the quarter in which the performance criteria are met.

     The vesting dates for the above options are as follows:

         ------------------------ --------------- -------------- ---------------
                                     Exercisable    Exercisable     Exercisable
                                        at $0.01       at $1.70        at $2.94
         ------------------------ --------------- -------------- ---------------

         December 29, 2000               295,055              -         105,250
         January 2, 2001                       -              -           2,500
         March 29, 2001                   90,000              -         105,250
         April 2, 2001                         -              -           2,500
         April 29, 2001                        -          2,000               -
         June 29, 2001                    90,000                        105,250
         July 2, 2001                          -              -           2,500
         July 29, 2001                         -          2,000               -
         September 29, 2001               90,000              -         105,250
         October 2, 2001                       -              -           2,500
         October 29, 2001                      -          2,000               -
         January 29, 2001                      -          2,000               -

         ------------------------ --------------- -------------- ---------------
                                         565,055          8,000         431,000
         ------------------------ --------------- -------------- ---------------

         Options granted or exercised during the three months ended June 30, 2001 are as follows:

         -------------------------------------- ------------- -----------------
                                                   Number of          Weighted
                                                                       average
                                                     options    exercise price
         -------------------------------------- ------------- -----------------

         Options, beginning of period                996,055  $           1.28
         Options granted                               8,000              1.70
         Options exercised                                 -                 -

         -------------------------------------- ------------- -----------------
         Options, end of period                    1,004,055  $           1.28
         -------------------------------------- ------------- -----------------

         Options issued to employees at $.01 that vested in the three months ended June 30, 2001 have been recorded as compensation expense totaling $246,600. Options not yet vested totaling $246,600 have been recorded as deferred compensation and will be expensed over the remaining vesting period.

         Options issued to non-employees at $2.94 that vested in the three months ended June 30, 2001 have been recorded as a general and administrative expense totaling $11,500.

         The compensation expense for the above options is included in the consolidated statement of operations.

      (c)  Warrants:

         The following table sets forth information concerning the warrants granted to the Company's officers, directors, and others and the exercise price as of June 30, 2001:
         ------------------------ ----------------- -------------- -------------
                                                        Number of
                                                         warrants      Exercise
                                       Expiry date        granted         price
         ------------------------ ----------------- -------------- -------------
          Warrants issued:

           April 8, 2001               May 8, 2003        500,000  $       1.00
         ------------------------ ----------------- -------------- -------------

         Warrants granted or exercised during the three months ended June 30, 2001 are as follows:

         ------------------------------------- ------------- -----------------
                                                  Number of          Weighted
                                                                      average
                                                    options    exercise price
         ------------------------------------- ------------- -----------------

         Warrants, beginning of period                    -  $              -
         Warrants granted                           500,000              1.00
         Warrants exercised                               -                 -

         ------------------------------------- ------------- -----------------
         Warrants, end of period               $    500,000  $           1.00
         ------------------------------------- ------------- -----------------

     The warrants issued during the period were issued in conjunction with a private placement stock issuance.


6.   Comparative figures:

     Certain of the periods comparative figures have been reclassified to conform with the current period's financial statement presentation.



7.   Subsequent events:

     Subsequent to June 30, 2001, the Company received $150,000 subject to a convertible term note. The note, which bears interest at 12% per annum and is due September 30, 2001, is convertible to common stock of the Company at a price of $0.85 per share up to September 30, 2001.

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

Overview

Merilus, Inc. is a development stage enterprise that develops and markets products designed to simplify the process of digital security for organizations connecting to networks. We were formed as NetMaster Networking Solutions, Inc. in British Columbia, Canada in November 1997 and changed our name to Merilus Technologies, Inc. in September 2000. On December 29, 2000, we merged with Golden Soil, Inc. a Nevada corporation that acquired all of our outstanding common stock. For accounting purposes, we treated the acquisition as a re-capitalization of Merilus Technologies, effectively representing an issue of shares by Merilus Technologies Inc. for the net assets of Golden Soil.
Accordingly, the comparative financial information is that of Merilus Technologies Inc., which began operations on November 4, 1997, consolidated with those of Golden Soil from December 29, 2000. Following this re-capitalization, the combined company changed its name to Merilus, Inc.

Since inception, we have incurred costs principally related to developing our products, preparing marketing materials and organizing our sales channels. We have just begun shipping product for commercial distribution but have not yet generated significant revenues and have incurred negative cash flows from operations.

In July 1999, we introduced our first product, Gateway Guardian(TM), a stand-alone software product that is also an integral component of our principal product, FireCard(TM). We publicly announced FireCard(TM) in November 2000 and began commercial distribution and sales of FireCard(TM) in June 2001. FireCard(TM) is a secure embedded computer fitting on a standard form-factor PCI card that installs easily into most networked-based servers and workstations. It provides firewall protection, virtual private networking, and bandwidth management and intrusion detection, among other valuable features.

We have prepared our interim consolidated financial statements on a going concern basis in accordance with generally accepted accounting principles in the United States of America. This going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is substantial uncertainty about our ability to continue as a going concern unless we can successfully obtain additional equity financing. Our financial statements do not include adjustments that might result from an adverse outcome to this uncertainty.

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

In June of 2001, we announced the signing of a global distribution agreement with Ingram Micro Inc. the largest global wholesale provider of technology products and supply chain management services. Ingram Micro operates in 36 countries, recorded sales of $30.7 billion for the fiscal year 2000 and provides the distribution of technology products and services, marketing development and supply chain management services to more than 175,000 technology solution providers and 1,700 manufacturers. This distribution agreement is a key element in the build out of our distribution channel for Merilus products.
Also in June 2001 we finalized a regional distribution agreement with Infoworks Pte. Ltd. for distribution of Merilus products in Singapore and Malaysia. We see the Asia - Pacific area as having great potential for the acceptance of our products. In general, as part of our overall strategy to increase our revenues, we intend to continue to grow our network of distributors and reseller partners and are currently in discussions to enter into a number of additional agreements with a variety of companies who have established distribution into our target markets.

Merilus was also very pleased to announce in June, that we have been accepted to join the Compaq Solutions Alliance. Our partnership in the Compaq Computer Corporation Solutions Alliance is a great opportunity that will give our company access to Compaq's considerable technical and marketing support. We have always regarded OEM relationships to be a strategic element of our marketing strategy. Compaq is a recognized leader in this area and we are confident that joining the Compaq Solutions Alliance will provide multiple business opportunities for Merilus.

We have been greatly encouraged by the initial response by customers and resellers to the shipment of our product, and we intend to continue to aggressively expand our sales and marketing organization and to greatly increase our advertising, marketing and promotional activities. Readers must be cautioned however, that there are no assurances, that we will be successful in our sales efforts, or that over time potential customers will accept our products.

In the opinion of management, the interim consolidated condensed financial statements included herein have been prepared on a basis consistent with the consolidated financial statements reported in prior periods and include all material adjustments, and normal recurring adjustments, necessary to fairly present the information set forth therein. In addition all significant inter-company balances and transactions have been eliminated.

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

Results Of Operations

Three and Six months ended June 30, 2001 compared to Three and Six months ended June 30, 2000

Net Revenues

Until very recently, our net revenues have consisted primarily of licensing of certain internally developed technologies and sales of our Gateway Guardian(TM) software product. However, June of 2001 marked a significant moment in the evolution of our company with the commencement of commercial shipment of the Merilus FireCard(TM)

Revenues from the sale of FireCard(TM) for the quarter ended June 30, 2001 and 2000 were $ 18,398 and $ nil, respectively. We expect future sales of FireCard(TM) to increase substantially through our existing network of distributors and partners and as we continue to grow and develop our sales channel.

Revenues from the sale of Gateway Guardian(TM) for the quarter and six months ended June 30, 2001 were $6,417 and $16,573, respectively. For the quarter and six months ended June 30, 2000 revenues from the sale of Gateway Guardian and other products were $19,100 and $47,369, respectively. In particular, revenues from the sale of other products decreased from prior periods, as we concentrated our efforts on completion of our FireCard product line and transformed our sales teams efforts from retail to a wholesale model, and we discontinued production of our NICS network security product, and replaced it with our FireCard(TM) product. The Gateway Guardian sales during 2000 were made to end-user customers directly from the Merilus website, while revenues from the sale of Gateway Guardian(TM) for the six months ended June 30, 2001 were primarily due to direct sales efforts. We expect future sales of Gateway Guardian to be primarily through our network of distributors and partners and that sales will increase as we continue to develop the sales channel of distributors and reseller partners.

Licensing revenues for the quarters ended June 30, 2001 and 2000 were $ nil and $62,011, respectively. For the six months ended June 30, 2001 and 2000 they were $ nil and $108,653 respectively. Although the majority of our historical revenues were derived from licensing, such activities are not central to our future plans, and as a result we expect that licensing revenues will not be significant in future periods. We expect instead that our future revenues will generally be derived from sales of our FireCard(TM), Gateway Guardian(TM) and follow-on products.

Cost of Revenues

The costs of revenues for the quarters ended June 30, 2001 and June 30, 2000 were $13,208 and $14,593, respectively. For the six months ended June 30, 2001 and 2000 they were $13,535 and $37,466, respectively. The costs during 2001 consist of the cost to manufacture FireCard(TM), including contract manufacturing, product packaging, and third party product licensing fees. Cost of revenues to manufacture FireCard(TM) are expected to be reduced significantly as a percentage of sales revenues, as we start to produce higher volumes of product in each manufacturing run. There are minimal costs of revenues related to the sale of Gateway Guardian software products, being only the cost of the software being burned onto a CD and shipped to the customer. Costs of licensing revenues are not significant.

Since inception, we have incurred costs of revenues of $117,949. Cost of revenues have historically been high as a percentage of product revenues, principally as a result of the cost of experimentation leading to the development of new products and the higher costs associated with ordering components or manufacturing products at the lower volumes of production required during the product development and testing phase.

We expect that overall cost of revenues will increase in absolute dollars in future periods as a result of increased sales from the introduction of FireCard(TM) and new versions of Gateway Guardian(TM). We also expect that overall cost of revenues will decrease as a percentage of product sales, once we can achieve the economic advantages of larger volume ordering and manufacturing runs. At present, we are unable to quantify such future costs accurately, either in amount or as a percentage of product revenues.

Product Development Expenses

Product development expenses consist of hardware and software engineering activities related to the design of our current and future products. Such expenses include engineering, salaries and benefits, supplies, product certification and testing.

We began our development efforts in November 1997, and since inception have incurred costs totaling $1,217,287, including $369,000 in stock based compensation related to the development of our Gateway Guardian(TM) and FireCard(TM) products. Product development expenses for the quarters ended June 30, 2001 and 2000 were $ 278,588 and $ 39,673, respectively, which totals include stock based compensation of $ 68,500 and $nil, respectively. Product development expenses for the six months ended June 30, 2001 and 2000 were $
504,346 and $ 60,338, respectively, which totals include stock based compensation of $ 137,000 and $nil, respectively.


We expect to continue our spending on product development activities as we launch our FireCard(TM) product and new versions of our Gateway Guardian(TM) product, and as we develop new follow on products. However, we are dependent on additional financing to continue or increase the level of our product development activities and the level of product development that we pursue will be substantially impacted by the amount of additional financing, if any, that we are able to obtain. Assuming that adequate funding is available, we currently intend, among other things, to continue to improve our existing products and develop new digital security products for computer networks. At present, we are unable to quantify such future expenditures accurately.

Selling and Marketing Expenses

To date, our selling and marketing activities and expenses have consisted principally of developing distribution channels and creating promotional materials for our Gateway Guardian(TM) and FireCard(TM) products. Such expenses include salaries and benefits, supplies, travel and tradeshows.

From inception through June 30, 2001, Merilus incurred selling and marketing costs of $1,469,391, including $274,000 in stock based compensation. Selling and Marketing expenses for the quarters ended June 30, 2001 and 2000 were $264,604 and $49,445, respectively, which includes stock based compensation of $68,500 and $nil, respectively. Selling and Marketing expenses for the six months ended June 30, 2001 and 2000 were $560,110 and $60,287, respectively, which includes stock based compensation of $ 137,000 and $nil, respectively. The Selling and Marketing expenses in the six months ended June 30, 2001 represent the annual equivalent of $1,120,220 or an 829% increase compared with the June 30, 2000 six month period, principally due to the preparations for the introduction of new products.

We intend to substantially increase our spending on selling and marketing activities as we launch our FireCard(TM) product and new versions of our Gateway Guardian(TM) product. We are dependent on additional financing to continue or to increase the level of selling and marketing activities. The level of selling and marketing activities that we pursue will be substantially impacted by the amount of additional financing, if any, that we are able to obtain. Assuming that adequate funding is available, we currently intend, among other things, to establish worldwide distribution agreements and strategic alliances, to engage in advertising, marketing and direct promotional activities, and to attend relevant trade shows. We expect that the costs related to such activities will consist principally of advertising, personnel, and consulting expenses. At present, we are unable to quantify such future expenditures accurately.

General and Administrative Expenses

General and administrative expenses consist of executive management and staff salaries and benefits, accounting, legal, and expenditures for applicable overhead costs including rent, insurance, depreciation and certain non-cash stock compensation costs.

Merilus incurred general and administrative costs for the quarters ended June 30, 2001 and 2000 of $373,403 and $110,443, respectively, including $109,600 in stock based compensation in the quarter ended June 30, 2001 and $nil in the quarter ended June 30, 2000. General and administrative costs for the six months ended June 30, 2001 and 2000 were $864,498 and $160,501, respectively, including $ 219,200 in stock based compensation in the six months ended June 30, 2001 and $nil in the six months ended June 30, 2000. General and administrative expenses have increased in the fiscal 2001 periods due to increased corporate activity in preparation for release of the FireCard products. We expect that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs due to the growth of our business. At present, we are unable to quantify such future expenditures accurately.

Stock-based Compensation Expenses

During December 2000, we issued 510,555 non-qualified stock options to employees at a strike price of one cent per share. Of these options, 240,555 were immediately vested. The remaining 270,000 of these stock options vest ratably over the nine-month period ending in September 2001. Included in expenses is stock-based compensation of $246,600 for the three months ended June 30, 2001, which represents the value of 90,000 fully vested employee stock options, calculated in accordance with APB No. 25. We will recognize additional stock compensation expense on the remaining 90,000 stock options as they vest, resulting in a stock compensation charge of approximately $ 246,600 in the September 2001 quarter.

The Company has also conditionally granted a further 300,000 non-qualified stock options at a strike price of one cent per share. These options will vest subject to specific performance-based criteria, and stock based compensation expense of $510,000 related to this transaction will be recorded in the quarter in which the options vest.

We intend to continue to use employee stock options to attract and retain critical talent. However, we expect to limit significantly the use of stock options priced below market. As a result, we expect that stock compensation expense resulting from such future grants will be lower. At present, we are unable to quantify such additional future charges accurately.

Liquidity and Capital Resources

To date, we have financed our operations principally through the issuance of common stock. As of June 30, 2001, we do not have sufficient working capital to bring FireCard(TM) to market or to sustain our operations through 2001.

During the six months ended June 30, 2001, we sold to Imperium Capital 250,000 shares of our common stock at a price of $1.00 per share, and 250,000 common stock units which consisted of 250,000 shares of common stock and 500,000 common stock purchase warrants for proceeds of $250,000. Each common stock warrant can be utilized to purchase an additional common share for $1 each. The warrants expire on May 8, 2003. A director of Merilus Inc. controls Imperium Capital.

Additionally, during the six months ended June 30, 2001 we sold 100,000 shares of our common stock to another director at $1.00 per share and 50,000 shares of our common stock to another director also at $1.00 per share. Subsequent to June 30, 2001 we received funding from a member of our Board of Advisors in the amount of $150,000, in the form of a note payable with privileges attached allowing conversion to common shares at a price of $0.85 per share on or before September 30, 2001. The note bears interest at 12% and is due in full on September 30, 2001.

We are in the process of pursuing additional equity financing through placement, although there is no assurance that our efforts will be successful. Adequate funds, whether through additional equity financing, debt financing or other sources, may not be available when needed or on acceptable terms, or may result in significant dilution to existing stockholders. If we cannot obtain sufficient financing, we would need to reduce our operating activities significantly and could eventually be forced to cease operations entirely. The Auditors Report on our December 31, 2000 financial statements includes an additional explanatory paragraph on conditions that raise substantial doubt about our ability to continue as a going concern.

Additionally, the executives at Merilus have unanimously agreed at the end of May 2001, to reduce their current compensation by approximately 50% for a term of one year. This deferred liability will be payable incrementally, upon the achievement of certain key performance milestone. This amendment to the existing management contracts is recognition by each executive of their desire to maximize the use of scarce operating resources.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2001, the Company sold 350,000 shares of its common stock at a price of $1.00 per share. Imperium Capital Ltd., which is controlled by a director of the Company, purchased 250,000 shares and another director of the Company purchased 100,000 shares. The Company intends to use the $350,000 for working capital and general corporate purposes.

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

     In May 2001, the Company sold 50,000 shares of its common stock to a director of the Company at a price of $1.00 per share. The Company intends to use the $50,000 in proceeds for working capital and general corporate purposes.

     Subsequent to June 30, 2001, the Company received $150,000 from a member of the Company's board of advisors in the form of a convertible note. The note is convertible into shares of the Company's common stock at $0.85 per share. The note becomes due on September 30, 2001. The Company intends to use the $150,000 in proceeds for working capital and general corporate purposes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                            MERILUS, INC.


Dated: August 14, 2001                      By:  /s/ Dana Epp
                                                --------------------------------
                                                Dana Epp
                                                President