Form 10QSB
period 2001-09-30
MERILUS INC
filed 2001-11-19
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

                   For the transition period from_____ to_____

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

                              307, 46165 Yale Road
                          Chilliwack, British Columbia,
                                 Canada V2R 3C7
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

     The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, on November 16, 2001 was 13,395,004 shares.

         Transitional Small Business Disclosure Format (check one):

Yes                  No       X
    --------------      ------------

                            TABLE OF CONTENTS

                     PART I - FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.       Financial Statements........................................   4
Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operation......................  19

                       PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...........................................  28
Item 2.       Changes in Securities and Use of Proceeds...................  28
Item 6.       Exhibits and Reports on Form 8-K............................  28

Signatures  ..............................................................  29

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

        Interim Consolidated Balance Sheets (Unaudited) as of
              September 30, 2001 and December 31, 2000 .......................4

        Interim Consolidated Statements of Operations (Unaudited) for
          the three and nine months ended September 30, 2001 and 2000 and the period from November 4, 1997 (inception) to September
          30, 2001............................................................5

        Interim Consolidated Statement of Stockholders' Equity and
          Comprehensive Loss (Unaudited) for  the period from
          November 4, 1997 (inception) to September 30, 2001...............6-10

        Interim Consolidated Statements of Cash Flows (Unaudited) for
          the nine months ended September 30, 2001 and 2000 and the period from November 4, 1997 (inception) to September 30, 2001............11

        Notes to the Interim Consolidated Financial
          Statements (Unaudited).............................................12


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets
Expressed in US Dollars

---------------------------------------------------------------- ------------------ ------------------
                                                                     September 30,       December 31,
                                                                              2001               2000
---------------------------------------------------------------- ------------------ ------------------
                                                                       (Unaudited)
Assets
Current assets:
        Cash                                                      $            -     $        672,286
        Accounts receivable and other                                       48,271             47,528
        Inventories                                                        121,845             95,639
        Prepaid expenses                                                   159,956            185,491
        ----------------------------------------------------------------------------------------------
                                                                           330,072          1,000,944

Fixed assets                                                                96,160            107,415

------------------------------------------------------------------------------------------------------
                                                                  $        426,232   $      1,108,359

------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
        Bank overdraft                                            $         64,270   $            -
        Accounts payable and accrued liabilities                           693,534            368,611
        Notes payable (Note 3)                                             588,343            333,170
        Due to shareholders                                                  4,689              9,885
        ----------------------------------------------------------------------------------------------
                                                                         1,350,836            711,666

Stockholders' equity (deficiency) (Note 5) Authorized:
           100,000,000  Voting common stock, par value of
                        $0.001 per share
                     1  Special voting preferred share, par
                        value of $1 per share (voting rights -
                        see Note 5(a))
        Issued:
            13,212,500  Common stock at September 30, 2001
                        (12,537,500 - December 31, 2000)
                                                                            13,213             12,538
                     1  Special voting preferred share at
                        September 30, 2001 (1 - December 31,
                        2000)                                                    1                  1
Additional paid in capital                                               4,316,538          3,629,713
Deferred stock compensation                                                      -           (739,800)
Deficit accumulated during the development stage                        (5,272,071)        (2,498,535)
Accumulated other comprehensive income (loss):
        Cumulative translation adjustment                                   17,715             (7,224)
------------------------------------------------------------------------------------------------------
                                                                          (924,604)           396,693
Subsequent events (Note 6)

------------------------------------------------------------------------------------------------------
                                                                  $        426,232   $      1,108,359
------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)
Expressed in US Dollars

---------------------------------------------------------------------------------------------------------------------------
                                                                                                                Period from
                                                                                                                November 4,
                                       Three months        Nine months    Three months      Nine months                1997
                                              ended              ended           ended            ended      (inception) to
                                      September 30,      September 30,   September 30,    September 30,       September 30,
                                               2001               2001            2000             2000                2001
---------------------------------------------------------------------------------------------------------------------------
Revenue                                $    97,227        $   132,198      $   38,730        $ 194,752          $   556,005
Costs of goods sold                         46,655             60,190          16,239           53,705              164,604
---------------------------------------------------------------------------------------------------------------------------
                                            50,572             72,008          22,491          141,047              391,401

Operating expenses:
        Product development                350,050            854,396         110,658          170,996            1,567,337
        Selling and marketing              251,992            812,102         148,817          209,104            1,721,383
        General and
          administrative                   336,661          1,201,159         122,106          282,607            2,386,064
---------------------------------------------------------------------------------------------------------------------------
        Total operating expenses
                                           938,703          2,867,657         381,581          662,707            5,674,784

---------------------------------------------------------------------------------------------------------------------------
Operating loss                            (888,131)        (2,795,649)       (359,090)        (521,660)          (5,283,383)

Interest and other income                    2,644              9,765               -                -                9,765
Interest expense                            (5,130)            (8,912)           (461)          (1,169)             (19,713)

---------------------------------------------------------------------------------------------------------------------------
Net loss before taxes                     (890,617)        (2,794,796)       (359,551)        (522,829)          (5,293,331)

Income taxes recovered                      21,260             21,260               -                -               21,260

---------------------------------------------------------------------------------------------------------------------------
Net loss                               $  (869,357)      $ (2,773,536)     $ (359,551)       $(522,829)         $(5,272,071)
---------------------------------------------------------------------------------------------------------------------------

Net loss per common share, basic
and diluted                            $     (0.06)      $      (0.20)     $    (0.10)       $   (0.14)         $     (0.53)
---------------------------------------------------------------------------------------------------------------------------

Weighted average common shares
outstanding, basic and diluted
                                        14,023,479         13,545,687       3,750,000        3,750,000            9,896,340
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited)
Expressed in US Dollars

------------------------------------------------------------------------------------------------------------------------
                                                                                  Special
                                          Common Stock           Additional        Voting                     Cumulative
                                 ----------------------------       Paid in     Preferred   Deferred Stock   Translation
                                    Shares          Amount          Capital         Share     Compensation    Adjustment
------------------------------------------------------------------------------------------------------------------------
Balance, November 4, 1997
(Merilus Technologies Inc.
common stock)
                                   11,718,750    $        142   $        --            --     $       --     $      --

Comprehensive income (loss):
    Translation adjustment               --              --              --            --             --           2,515
    Loss for the period                  --              --              --            --             --            --
    --------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
Balance, September 30 1998         11,718,750             142            --            --             --          2,515
------------------------------------------------------------------------------------------------------------------------

Common stock cancelled,
September 15, 1999                 (8,671,875)           (105)           --            --             --            --

Common stock issued for cash,
September 15, 1999                    527,344               6            --            --             --            --

Common stock issued for notes
receivable, September 15, 1999        175,781           6,390            --            --             --            --

Less note receivable                     --            (6,390)           --            --             --            --

Comprehensive loss:
    Translation adjustment               --              --              --            --             --          (2,548)
    Loss for the period                  --              --              --            --             --            --
    --------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999         3,750,000              43            --            --             --             (33)
------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------
                                                            Total
                                  Accumulated       Stockholders'
                                      Deficit              Equity
------------------------------------------------------------------
(Merilus Technologies Inc.
common stock)
                                 $       --      $            142

Comprehensive income (loss):
    Translation adjustment               --                 2,515
    Loss for the period               (51,193)            (51,193)
    --------------------------------------------------------------
                                                          (48,678)

------------------------------------------------------------------
Balance, September 30 1998            (51,193)            (48,536)
------------------------------------------------------------------

Common stock cancelled,
September 15, 1999                       --                  (105)

Common stock issued for cash,
September 15, 1999                       --                     6

Common stock issued for notes
receivable, September 15, 1999           --                 6,390

Less note receivable                     --                (6,390)

Comprehensive loss:
    Translation adjustment               --                (2,548)
    Loss for the period               (21,208)            (21,208)
    -------------------------------------------------------------
                                                          (23,756)

------------------------------------------------------------------
Balance, September 30, 1999           (72,401)            (72,391)
------------------------------------------------------------------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     Special
                                                 Common Stock         Additional      Voting                       Cumulative
                                          ------------------------       Paid in   Preferred    Deferred Stock    Translation
                                           Shares         Amount         Capital       Share      Compensation     Adjustment
-----------------------------------------------------------------------------------------------------------------------------
Balance forward, September 30, 1999        3,750,000           43         --            --                 --            (33)

Receipt of proceeds on note
receivable, November 16, 1999                   --          5,381         --            --                 --           --

Receipt of proceeds on note
receivable, January 13, 2000                    --          1,009         --            --                 --           --

Comprehensive income (loss):
        Translation adjustment                  --           --           --            --                 --         12,375
        Loss for the period                     --           --           --            --                 --           --
        --------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                3,750,000        6,433         --            --                 --         12,342
-----------------------------------------------------------------------------------------------------------------------------

Common stock issued for cash, October
20, 2000                                      37,500            1         --            --                 --           --

Shares deemed to be issued on
re-capitalization transaction              6,750,000        4,104       (4,104)            1               --           --

Stock options issued December 29,
2000 at $0.01 to non-employees for
legal services rendered at an
estimated fair value of $98,316                 --           --         98,316          --                 --           --

Stock options issued December 29,
2000 at $0.01 to non-employees for
services rendered at an estimated
fair value of $46,580                           --           --         46,580          --                 --           --

-----------------------------------------------------------------------------------------------------------------------------
Balance forward                           10,537,500       10,538      140,792             1               --         12,342
-----------------------------------------------------------------------------------------------------------------------------







------------------------------------------------------------------
                                                             Total
                                        Accumulated  Stockholders'
                                            Deficit         Equity
------------------------------------------------------------------
Balance forward, September 30, 1999          (72,401)      (72,391)

Receipt of proceeds on note
receivable, November 16, 1999                   --           5,381

Receipt of proceeds on note
receivable, January 13, 2000                    --           1,009

Comprehensive income (loss):
        Translation adjustment                  --          12,375
        Loss for the period                 (517,669)     (517,669)
        -----------------------------------------------------------
                                                          (505,294)

------------------------------------------------------------------
Balance, September 30, 2000                 (590,070)     (571,295)
------------------------------------------------------------------

Common stock issued for cash, October
20, 2000                                        --               1

Shares deemed to be issued on
re-capitalization transaction                   --               1

Stock options issued December 29,
2000 at $0.01 to non-employees for
legal services rendered at an
estimated fair value of $98,316                 --          98,316

Stock options issued December 29,
2000 at $0.01 to non-employees for
services rendered at an estimated
fair value of $46,580                           --          46,580

------------------------------------------------------------------
Balance forward                             (590,070)     (426,397)
------------------------------------------------------------------


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Special
                                                 Common Stock         Additional      Voting      Deferred   Cumulative
                                          ------------------------       Paid in   Preferred         Stock  Translation
                                           Shares         Amount         Capital       Share  Compensation   Adjustment
----------------------------------------------------------------------------------------------------------------------------
Balance forward                           10,537,500       10,538      140,792            1         --          12,342

Stock options issued December 29,
2000 at $0.01 to employees as
stock-based compensation at their
intrinsic value of $1,398,921                   --           --      1,398,921         --       (739,800)         --

Stock options issued and vested at
December 29, 2000 at $2.94 to
non-employees as stock-based
compensation at an estimated fair
value of $18,500                                --           --         18,500         --           --            --

Issued common stock for cash,
December 29, 2000 at $1.00 per share,
net of issuance costs of $nil              2,000,000        2,000    1,998,000         --           --            --

Commitment to issue common stock to
non-employees for services rendered
at an estimated fair value of $73,500           --           --         73,500         --           --            --

Comprehensive loss:
        Translation adjustment                  --           --           --           --           --         (19,566)
        Loss for the period                     --           --           --           --           --            --
        ----------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                12,537,500       12,538    3,629,713            1     (739,800)       (7,224)
------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------
                                                             Total
                                        Accumulated  Stockholders'
                                            Deficit         Equity
------------------------------------------------------------------
Balance forward                            (590,070)     (426,397)

Stock options issued December 29,
2000 at $0.01 to employees as
stock-based compensation at their
intrinsic value of $1,398,921                   --         659,121

Stock options issued and vested at
December 29, 2000 at $2.94 to
non-employees as stock-based
compensation at an estimated fair
value of $18,500                                            18,500

Issued common stock for cash,
December 29, 2000 at $1.00 per share,
net of issuance costs of $nil                            2,000,000

Commitment to issue common stock to
non-employees for services rendered
at an estimated fair value of $73,500                       73,500

Comprehensive loss:
        Translation adjustment                  --         (19,566)
        Loss for the period               (1,908,465)   (1,908,465)
        ----------------------------------------------------------
                                                       (1,928,031)

------------------------------------------------------------------
Balance, December 31, 2000                (2,498,535)      396,693
------------------------------------------------------------------




MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Special
                                                 Common Stock         Additional      Voting      Deferred     Cumulative
                                          ------------------------       Paid in   Preferred         Stock    Translation
                                           Shares         Amount         Capital       Share  Compensation     Adjustment
----------------------------------------------------------------------------------------------------------------------------
Balance forward, December 31, 2000        12,537,500       12,538    3,629,713             1     (739,800)       (7,224)

Issued common stock for cash, March
15, 2001 at $1.00 per share, net of
issuance costs of $nil                       250,000          250      249,750          --           --            --

Issued common stock for cash, March
27, 2001 of $1.00 per share, net of
issuance costs of $nil                       100,000          100       99,900          --           --            --

Stock options issued at December 29,
2000 and vested at March 29, 2001
at $2.94 to non-employees as
stock-based compensation at an
estimated fair value of $13,500                 --           --         13,500          --           --            --

Amortization of deferred stock
compensation                                    --           --           --            --        246,600          --

Issued common stock for cash, April
  19, 2001 at $1 per share, net of
  issuance costs of $nil                     250,000          250      249,750          --           --            --

Issued common stock, at April 26,
  2001, to settle commitment recorded
  on December 29, 2000                        25,000           25          (25)         --           --            --

Issued common stock for cash, May 1,
  2001, at $1 per share, net of
  issuance costs of $nil                      50,000           50       49,950          --           --            --

Stock options issued at December 29,
  2000 and vested at June 29, 2001
  at $2.94 to non-employees as stock-
  based compensation at an
  estimated fair value of $11,500               --           --         11,500          --           --            --

-----------------------------------------------------------------------------------------------------------------------
Balance forward                           13,212,500       13,213    4,304,038             1     (493,200)       (7,224)
-----------------------------------------------------------------------------------------------------------------------






------------------------------------------------------------------
                                                             Total
                                        Accumulated  Stockholders'
                                            Deficit         Equity
------------------------------------------------------------------

Balance forward, December 31, 2000        (2,498,535)      396,693

Issued common stock for cash, March
15, 2001 at $1.00 per share, net of
issuance costs of $nil                          --         250,000

Issued common stock for cash, March
27, 2001 of $1.00 per share, net of
issuance costs of $nil                          --         100,000

Stock options issued at December 29,
2000 and vested at March 29, 2001
at $2.94 to non-employees as
stock-based compensation at an
estimated fair value of $13,500                 --          13,500

Amortization of deferred stock
compensation                                    --         246,600

Issued common stock for cash, April
  19, 2001 at $1 per share, net of
  issuance costs of $nil                        --         250,000

Issued common stock, at April 26,
  2001, to settle commitment recorded
  on December 29, 2000                          --            --

Issued common stock for cash, May 1,
  2001, at $1 per share, net of
  issuance costs of $nil                        --          50,000

Stock options issued at December 29,
  2000 and vested at June 29, 2001
  at $2.94 to non-employees as stock-
  based compensation at an
  estimated fair value of $11,500               --          11,500

------------------------------------------------------------------
Balance forward                           (2,498,535)    1,318,293
------------------------------------------------------------------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Special
                                                 Common Stock         Additional      Voting      Deferred     Cumulative
                                          ------------------------       Paid in   Preferred         Stock    Translation
                                           Shares         Amount         Capital       Share  Compensation     Adjustment
----------------------------------------------------------------------------------------------------------------------------
Balance forward                            13,212,500        13,213     4,304,038             1      (493,200)        (7,224)

Amortization of deferred stock
compensation                                     --            --            --            --         246,600           --

Stock options issued at December
29, 2000 and vested at September 29,
2001 at $2.94 to non-employees as
stock-based compensation at an
estimated fair value of $12,500
(Note 5(b)                                       --            --          12,500          --            --             --

Amortization of deferred stock
compensation                                     --            --            --            --         246,600           --

Comprehensive income (loss):
        Translation adjustment                   --            --            --            --            --           24,939
        Loss for the period                      --            --            --            --            --             --
       ----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                13,212,500   $    13,213   $ 4,316,538             1   $      --      $    17,715
-----------------------------------------------------------------------------------------------------------------------------





--------------------------------------------------------------------
                                                               Total
                                         Accumulated   Stockholders'
                                             Deficit          Equity
--------------------------------------------------------------------
Balance forward                            (2,498,535)     1,318,293

Amortization of deferred stock
compensation                                     --          246,600

Stock options issued at December
29, 2000 and vested at September 29,
2001 at $2.94 to non-employees as
stock-based compensation at an
estimated fair value of $12,500
(Note 5(b)                                       --           12,500

Amortization of deferred stock
compensation                                     --          246,600

Comprehensive income (loss):
        Translation adjustment                   --           24,939
        Loss for the period                (2,773,536)    (2,773,536)
        -------------------------------------------------------------
                                                         (2,748,597)

--------------------------------------------------------------------
Balance, September 30, 2001               $(5,272,071)   $  (924,604)
--------------------------------------------------------------------


See accompanying notes to interim consolidated financial statements.




MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows (Unaudited)
Expressed in US Dollars

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Period from
                                                 Three months      Nine months     Three months      Nine months   November 4, 1997
                                                        ended            ended            ended            ended     (inception) to
                                                Sept 30, 2001    Sept 30, 2001    Sept 30, 2000     Sept 30,2000      Sept 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):
Operating:
        Net loss                                $    (869,357)   $  (2,773,536)    $   (359,551)    $   (522,829)     $  (5,272,071)
        Items not involving cash:
            Amortization                                6,043           19,377            6,878           13,468             41,783
            Stock-based compensation                  246,600          739,800                -                -          1,398,921
            Common stock or options issued
            for non-wage services                      12,500           37,500                -                -            176,080
        Net changes in non-cash
          working capital balances
          relating to operations:
            Accounts receivable and other             (4,984)             (743)          (6,251)          (6,239)           (48,271)
            Inventories                               161,021          (26,206)                -                -          (121,845)
            Prepaid expenses                           33,602           25,535          (80,294)        (117,990)          (159,956)
            Accounts payable and accrued
            liabilities                               175,270          333,806          200,158          245,123            647,807
        ----------------------------------------------------------------------------------------------------------------------------
                                                     (239,305)      (1,644,467)        (239,060)        (388,467)        (3,337,552)
Financing:
        Cash acquired on recapitalization                   -                -                -                -             50,000
        Increase (decrease) in operating
        line of credit                                  3,209           64,270                -          (15,271)            64,270
        Advances from (to) shareholders                  (200)          (5,196)           9,859          (28,585)             4,689
        Increase in notes payable                     236,296          271,587          141,614          479,315            750,460
        Repayment of notes payable                          -                -                -                -           (150,000)
        Share subscription proceeds                         -                -                -                -              6,390
        Cancellation of common stock                        -                -                -                -               (105)
        Proceeds on issuance of common
         stock                                              -          650,000                -                -          2,750,149
        ----------------------------------------------------------------------------------------------------------------------------
                                                      239,305          980,661          151,473          435,459          3,475,853
Investing:
        Purchase of fixed assets                            -           (8,480)         (19,631)         (52,544)          (138,301)
        Proceeds from disposal of
        investment                                          -                -            1,351           10,004                  -
        ----------------------------------------------------------------------------------------------------------------------------
                                                            -           (8,480)         (18,280)         (42,540)          (138,301)

------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash position                                  (672,286)        (105,867)           4,452                  -
Cash position, beginning of period                          -          672,286          110,319                -                  -
------------------------------------------------------------------------------------------------------------------------------------
Cash position, end of period                    $           -    $           -     $      4,452     $      4,452      $           -
------------------------------------------------------------------------------------------------------------------------------------

Supplementary cash flow information:
        Interest paid                                   5,130            8,912              461            1,169             17,354
        Income taxes paid (recovered)                       -                -                -                -                  -
        Non-cash transactions:
           Accounts payable settled with
           stock options                                    -                -                -                -             98,316
           Value assigned to stock options                  -                -                -                -          1,537,501
           Deferred stock compensation                      -                -                -                -            739,200
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Nine months ended September 30, 2001
--------------------------------------------------------------------------------


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

     Merilus began commercial distribution and sale of its FireCard(TM) line of products in fiscal 2001 but, to date, Merilus has received limited revenues from its operations and it is considered to be a development stage enterprise for financial reporting purposes.

     These consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation generally assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's future operations are dependent upon the market's acceptance of its products and services and the Company's ability to secure strategic partnerships. There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of September 30, 2001, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations. Operations have primarily been financed through the issuance of common stock.

     The Company does not have sufficient working capital to sustain operations until September 30, 2002. Additional debt or equity financing will be required and may not be available on reasonable terms. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

     Management's intention is to generate sufficient financing through one or more private placements of the Company's common stock with the next private placement expected to close prior to December 31, 2001.

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

     (d)  Interim reporting:

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10KSB in conjunction herewith. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

3.   Notes payable:

     The notes payable are due to the following:

     ---------------------------------------------------------- ------------------ ----------------
                                                                    September 30,     December 31,
                                                                             2001             2000
     ---------------------------------------------------------- ------------------ ----------------
                                                                      (Unaudited)
     Clyde Resources Ltd., $250,000 Canadian due without
      interest, repayable upon the Company securing a private
      placement offering (see below)                                     $158,378         $166,585

     Bank Sal Oppenheim Jr. & CIE (Schweiz) AG, $250,000
      Canadian due without interest, repayable upon the
      Company securing a private placement offering (see
      below)                                                              158,378          166,585

     Jacques Fischer, $150,000 US with interest at 12%
      per annum, convertible to common stock at $0.85
      per share (see Note 6)                                              150,000                -

     Myron Gushlak, $50,000 US due without
        interest, no fixed terms of repayment                              50,000                -

     Debbie Gushlak, $73,000 Canadian due without interest,
      no fixed terms of repayment                                          46,246                -

     Myron Gushlak, $40,000 Canadian due without interest, no
      fixed terms of repayment                                             25,341                -

     ---------------------------------------------------------- ------------------ ----------------
                                                                         $588,343         $333,170
     ---------------------------------------------------------- ------------------ ----------------


     The Company intends to repay the notes upon securing private placement proceeds of a sufficient amount to meet both operating and refinancing requirements.

     Jacques Fischer is on the company's Board of Advisors.

     Debbie Gushlak is the spouse of a director.

     Myron Gushlak is a director.



4.   Related party transactions:

     During the nine months ended September 30, 2001 the Company incurred $2,700 (nine months ended September 30, 2000 - $67,805) in fees for legal services, from a law office of which a director and shareholder of the Company is a partner.

     The accounts payable include $36,689 (September 30, 2000 - $13,733) due to shareholders of the Company, as well as $21,548 (September 30, 2000 - $66,511) due to the law office (see Note 6).

     In all cases, the related party transactions were recorded at the exchange amount, which is the consideration established and agreed to by the related parties.


5.   Share capital:

     (a)  Issued:

          The special voting preferred share is entitled to an aggregate number of votes equal to the number of exchangeable shares of Merilus Technologies Inc. ("Exchangeable Shares"), the Company's subsidiary, not held by the Company or its subsidiaries. At September 30, 2001 the special voting preferred share was entitled to 2,996,700 votes which equal the exchangeable shares outstanding at that date. The exchangeable shares may, at the option of the holder, be exchanged for already issued common stock of the Company.

          The exchangeable shares were issued to allow the former Canadian shareholders of Merilus Technologies to obtain voting and effective ownership rights in the Company on a tax deferred basis. Upon all of the exchangeable shares being exchanged, the special voting preferred shares will be cancelled.

     (b) Options:

          The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of September 30, 2001:

         --------------------------------------- ----------------------- ------------- -----------
                                                                            Number of
                                                                              options    Exercise
                                                            Expiry date       granted       price
         --------------------------------------- ----------------------- ------------- -----------
          Options issued:
          i)    to employees and directors:
                o  under Incentive Stock
                   Option Plan

                    December 29, 2000                 December 29, 2003       371,000       $2.94

                    January 2, 2001                     January 2, 2004        10,000       $2.94

                    April 29, 2001                       April 29, 2004         8,000       $1.70

                o  under non-qualified Stock
                   Option Plan

                    December 29, 2000                 December 29, 2003       510,555       $0.01

          ii)  to non-employees under
               non-qualified Stock Option Plan

                December 29, 2000                     December 29, 2003        50,000       $2.94

                December 29, 2000                     December 29, 2003        54,500       $0.01

         --------------------------------------- ----------------------- ------------- -----------
                                                                            1,004,055
         --------------------------------------- ----------------------- ------------- -----------

          The Company has conditionally granted a further 300,000 non-qualified stock options at an exercise price of $0.01. These options vest subject to specific performance-based criteria and will vest in the quarter in which the performance criteria are met.

         The vesting dates for the above options are as follows:

         ----------------------------------------- -------------- --------------- ---------------
                                                     Exercisable     Exercisable     Exercisable
                                                        at $0.01        at $1.70        at $2.94
         ----------------------------------------- -------------- --------------- ---------------
         December 29, 2000                               295,055               -         105,250
         January 2, 2001                                       -               -           2,500
         March 29, 2001                                   90,000               -         105,250
         April 2, 2001                                         -               -           2,500
         April 29, 2001                                        -           2,000               -
         June 29, 2001                                    90,000                         105,250
         July 2, 2001                                          -               -           2,500
         July 29, 2001                                         -           2,000               -
         September 29, 2001                               90,000               -         105,250
         October 2, 2001                                       -               -           2,500
         October 29, 2001                                      -           2,000               -
         January 29, 2001                                      -           2,000               -

         ----------------------------------------- -------------- --------------- ---------------
                                                         565,055           8,000         431,000
         ----------------------------------------- -------------- --------------- ---------------

          No options were granted or exercised during the three months ended September 30, 2001.

          Options issued to employees at $.01 that vested in the three months ended September 30, 2001 have been recorded as compensation expense totaling $246,600.

          Options issued to non-employees at $2.94 that vested in the three months ended September 30, 2001 have been recorded as a general and administrative expense totaling $12,500.

          The compensation expense for the above options is included in the consolidated statement of operations.

     (c) Warrants:

          The following table sets forth information concerning the warrants granted to the Company's officers, directors, and others and the exercise price as of September 30, 2001:


         ----------------------------------- ----------------------- ---------------- ------------
                                                                           Number of
                                                                            warrants     Exercise
                                                        Expiry date          granted        price
         ----------------------------------- ----------------------- ---------------- ------------
          Warrants issued:

           April 8, 2001                                May 8, 2003          500,000       $ 1.00
         ----------------------------------- ----------------------- ---------------- ------------

          On October 15, 2001 the above warrants were repriced to $0.25 per share.

          No warrants were granted or exercised during the three months ended September 30, 2001.

6.   Subsequent events

          Subsequent to the period end, Jacques Fischer exercised the conversion option on the convertible note. The $150,000 note plus accrued interest of $5,129 was converted to 182,504 common shares.

          The corporation also settled accounts payable of $21,458 for legal services to 35,000 common shares.

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

Since inception, we have incurred costs principally related to developing our products, preparing marketing materials and organizing our sales channels. We have just begun shipping product for commercial distribution and are starting to generate revenues but are still incurring negative cash flows from operations as we continue to develop our products and our market presence.

In July 1999, we introduced our first product, Gateway Guardian(TM), a stand-alone software product that is also an integral component of our principal product, FireCard(TM). We publicly announced FireCard(TM) in November 2000 and began commercial distribution and sales of FireCard(TM) in June 2001. FireCard(TM) is a secure embedded computer fitting on a standard form-factor PCI card that installs easily into most networked-based servers and workstations. It provides firewall protection, virtual private networking, bandwidth management and intrusion detection, and other valuable features.

In September of 2001, Merilus unveiled the FireCard EXT, providing the same high-end functionality including full firewalling, VPN server, Band management,

Intrusion Detection, and our Global Management System but in an external device version. We added this to our growing product list in response to the many customers who value having the choice of either an inside the box or an outside the box security deployment. In October of 2001, we announced our newest product addition, the Merilus FireRack, a high performance slim line 1U rack mount security appliance optimized to serve the larger multi-branch office organizations such as exist in the fields of education, government, financial services and manufacturing. FireRack is scheduled to commence shipment early in Q1 of 2002.

As to our quarterly financial statements, please be advised that we have prepared our interim consolidated financial statements on a going concern basis in accordance with generally accepted accounting principles in the United States of America. This going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is uncertainty about our ability to continue as a going concern unless we are successful in obtaining additional equity financing. We currently have an open private placement subscription that would provide such funds and while we expect the placement to be fully subscribed by the end of December 2001, funding is not yet a certainty. Our financial statements do not include adjustments that might result from an adverse outcome to this uncertainty.

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

Results Of Operations

Net Revenues Until recently, our revenues consisted primarily of licensing of certain internally developed technologies and sales of our Gateway Guardian(TM) digital security software product. However, June of 2001 marked a significant moment in the evolution of our company with the commencement of commercial shipment of the Merilus FireCard(TM).

Revenues from the sale of FireCard(TM) for the quarters ended September 30, 2001 and 2000 were $ 91,754 and $ nil respectively, and represented an increase of $ 73,356 over the prior quarter in 2001. We expect future sales of FireCard(TM) to increase substantially through our existing network of distributors and partners and as we are able to grow and develop our sales channel, add more resellers and build our market brand through an aggressive market awareness program.

Revenues from the sale of Gateway Guardian(TM) for the quarter and nine months ended September 30, 2001 were $ 5,473 and $ 22,046 respectively. For the quarter and nine months ended September 30, 2000, revenues from the sale of Gateway Guardian and other products were $ 11,434 and $ 58,803. In particular, revenues from the sale of other products decreased from prior periods, as we have concentrated our efforts on completion of our FireCard product line, transformed our sales team's efforts from a retail to a wholesale model, while discontinuing production of our NICS network security product, and replacing it with our FireCard(TM) product. The Gateway Guardian sales during 2000 were made to end-user customers directly from the Merilus website, while revenues from the sale of Gateway Guardian(TM) for the nine months ended September 30, 2001 were primarily due to direct sales efforts. We expect future sales of Gateway Guardian to be primarily through our network of distributors and partners and that sales will increase as we further develop our sales channel of distributors and reseller partners, while building our market branding and product awareness.

Licensing revenues for the quarters ended September 30, 2001 and 2000 were $ nil and $ 27,296 respectively. For the nine months ended September 30, 2001 and 2000 they were $ nil and $ 135,949 respectively. Although the majority of our historical revenues were derived from licensing, such activities are not central to our future plans, and as a result we expect that licensing revenues will not be significant in future periods. We expect that our future revenues will be derived from sales of our FireCard(TM) PCI based and EXT security software delivery devices, our Gateway Guardian(TM) digital security software and our planned new digital security follow-on products.

In June of 2001, we announced the signing of a global distribution agreement with Ingram Micro Inc. the largest global wholesale provider of technology products and supply chain management services and finalized a regional distribution agreement with Infoworks Pte. Ltd. for distribution of Merilus products in Singapore and Malaysia. We were also accepted to join the Compaq Solutions Alliance, that will give our company access to Compaq's considerable technical and marketing support. We regard OEM relationships to be a strategic element of our long - term marketing strategy.

Subsequent to September 30, 2001 we have announced a marketing agreement with Insight Enterprises Inc., one of the largest resellers of computer hardware in the US. We are confident that Insight's large customer base and high industry profile will play a key role in increasing sales of both the Merilus FireCard and Gateway Guardian product lines of network security products.

In early November 2001, we also launched a new Preferred Reseller Program providing for marketing and technical support as well as substantial rebates to qualified Merilus Preferred Resellers. The response to this new program has been very positive and we are confident in our ability to attract and retain high quality, value added resellers and integrators as part of our sales growth strategy.

We have been greatly encouraged by the initial response to our products by our customers and resellers and by independent industry product reviewers such as SC Info Magazine, which awarded our FireCard Plus five out of five stars and the coveted "SC Recommended" award. We intend to aggressively expand our sales and marketing organization and to greatly increase our advertising, product branding and market awareness activities. Readers must be cautioned however, that even given the highly favorable acceptance our products have received initially, there are no assurances, that we will be successful in our sales efforts, or that over time potential customers will accept our products.

Cost of Revenues

The costs of revenues for the quarters ended September 30, 2001 and September 30, 2000 were $46,655 and $16,239 respectively. For the nine months ended September 30, 2001 and 2000 they were $60,190 and $ 53,705. The costs during 2001 consist primarily of the cost to manufacture FireCard(TM), including contract manufacturing, product packaging, and third party product licensing fees. Cost of revenues to manufacture FireCard(TM) are expected to be reduced significantly as a percentage of sales revenues, as we start to produce higher volumes of product in each manufacturing run. There are minimal costs of revenues related to the sale of Gateway Guardian software products, being only the cost of the software being burned onto a CD and shipment to the customer. Costs of licensing revenues are not significant.

Since inception, we have incurred costs of revenues of $164,604. Cost of revenues have historically been high as a percentage of product revenues principally as a result of the cost of experimentation leading to the development of new products and the higher costs associated with ordering components or manufacturing products at the lower volumes of production required during the product development and testing phase.

We expect that, overall cost of revenues will increase in absolute dollars in future periods as a result of increased sales from the introduction of FireCard(TM) and new versions of Gateway Guardian(TM). We also expect, that cost of revenues will decrease as a percentage of product sales, once we achieve the economic advantages of larger volume ordering and larger volume manufacturing runs. At present, we are unable to quantify such future costs accurately, either in amount or as percentage of product revenues.

Product Development Expenses

Product  development  expenses  consist of  hardware  and  software  engineering activities related to the development of our Gateway Guardian(TM) and FireCard(TM) products and the design and testing of our future digital security products. Such expenses include engineering, salaries and benefits, supplies, product certification and testing.

We began our development efforts in November 1997, and since inception have incurred costs totaling $ 1,567,337 including $ 438,400 in stock based compensation. Product development expenses for the quarters ended September 30, 2001 and 2000 were $ 350,050 and $ 110,658, respectively which include stock based compensation of $ 68,500 and $ nil, respectively. Product development expenses for the nine months ended September 30, 2001 and 2000 were $ 854,396 and $ 170,996, respectively which include stock based compensation of $ 205,500 and $ nil, respectively.

We expect to increase our spending on product development activities as we continue to enhance and improve our FireCard(TM) and Gateway Guardian(TM) products, and as we actively develop new follow on products. However, the level of product development that we pursue will be substantially impacted by the amount of additional financing that we are able to obtain. Assuming that adequate funding is available, we currently intend, among other things, to continue to improve our existing products and to innovate, develop and introduce new digital security products for computer networks. At present, we are unable to quantify such future expenditures accurately.

Selling and Marketing Expenses

To date, our selling and marketing activities and expenses have consisted principally of developing distribution channels, attracting value added resellers and creating promotional materials for our Gateway Guardian(TM) and FireCard(TM) products. Such expenses include salaries and benefits, supplies, travel and tradeshows.

From inception through September 30, 2001, Merilus incurred selling and marketing costs of $1,721,383 including $ 342,500 in stock based compensation. Selling and Marketing expenses for the quarters ended September 30, 2001 and 2000 were $ 251,992 and $ 148,817, respectively which includes stock based compensation of $ 68,500 and $ nil, respectively. Selling and Marketing expenses for the nine months ended September 30, 2001 and 2000 were $ 812,102 and $ 209,104, respectively which includes stock based compensation of $ 205,500 and $ nil, respectively. The Selling and Marketing expenses in the nine months ended September 30, 2001 represent the annual equivalent of $ 1,082,800 or a 288 percent increase compared with the September 30, 2000 nine month period, principally due to the introduction of our new products.

We intend to increase substantially, our spending on selling and marketing activities as we commence an aggressive product and brand awareness program for our FireCard(TM) products and our Gateway Guardian(TM) software products. We are dependent on additional financing and the level of selling and marketing activities that we pursue will be substantially impacted by the amount of additional financing, that we are able to obtain. Assuming that adequate funding is available, we intend, among other things, to establish worldwide distribution agreements and strategic alliances, to engage in advertising, marketing and direct promotional activities, to hire additional sales personnel, to establish and staff a number of strategically located regional sales and support centers and to attend relevant industry and trade shows. We expect that the costs related to such activities will consist principally of advertising, personnel, travel and consulting expenses. At present, we are unable to quantify such future expenditures accurately.

General and Administrative Expenses

General and administrative expenses consist of executive management and staff salaries and benefits, accounting, legal, and expenditures for applicable overhead costs including rent, insurance, depreciation and certain non-cash stock compensation costs.

Merilus incurred general and administrative costs for the quarters ended September 30, 2001 and 2000 of $ 336,661 and $ 122,106, respectively including $ 109,600 in stock based compensation in the quarter ended September 30, 2001 and $ nil in the quarter ending September 30, 2000. General and administrative costs for the nine months ended September 30, 2001 and 2000 were $ 1,201,159 and $ 282,607, respectively including $328,800 in stock based compensation in the nine months ended September 30, 2001 and $ nil in the nine months ending September 30, 2000. General and administrative expenses have increased in the fiscal 2001 periods due to increased corporate activity due to the release of the FireCard products. We expect that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs due to the growth of our business. At present, we are unable to quantify such future expenditures accurately.

Stock-based Compensation Expenses

During December 2000, we issued 510,555 non-qualified stock options to employees at a strike price of one cent per share. Of these options, 240,555 were immediately vested. The remaining 270,000 of these stock options vested ratably over the nine-month period ending in September 2001. Included in expenses is stock-based compensation of $246,600 for the three months ended September 30, 2001, which represents the value of 90,000 fully vested employee stock options, calculated in accordance with APB No. 25.

The Company has also conditionally granted a further 300,000 non-qualified stock options at a strike price of one cent per share. These options will vest subject to specific performance-based criteria, and stock based compensation expense of $510,000 related to this transaction will be recorded in the quarter in which the options vest.

We intend to continue to use employee stock options to attract and retain critical talent. However, we expect to limit significantly the use of stock options priced below market. As a result, we expect that stock compensation resulting from such future grants will be lower. At present, we are unable to quantify such additional future charges accurately.

Liquidity and Capital Resources

Through the nine months to September 2001, we have sold to Imperium Capital 250,000 shares of our common stock at a price of $1.00 per share, and 250,000 common stock units which consisted of 250,000 shares of common stock and 500,000 common stock purchase warrants for proceeds of $250,000. Each common stock warrant can be utilized to purchase an additional common share for $0.25 each. The warrants expire on May 8, 2003. A director of Merilus Inc controls Imperium Capital.

Additionally through the first nine months of 2001 we have sold 100,000 shares of our common stock to another director at $1.00 per share and 50,000 shares of our common stock to another director, also at $1 per share. During the quarter ended September 30, 2001 we received funding from a member of our Board of Advisors, in the amount of $150,000, in the form of a note payable with privileges attached allowing conversion to common shares at a price of $0.85 per share and bearing interest at 12%. Subsequent to September 30, 2001, the note holder elected to convert the note and interest into common shares and 182,504 common shares have been issued on the conversion.

To date, we have financed our operations principally through the issuance of common stock. As of September 30, 2001, we do not have sufficient working capital to sustain our operations through 2001. At September 30, 2001 we had a working capital deficiency of $1,020,764 compared to working capital of $289,278 as at December 31, 2000. During the nine month period ended September 30, 2001 we used $ 1,644,467 in cash for operations.

We are in the process of pursuing additional equity financing through private placements although there can be no assurance that our efforts will be successful. Adequate funds, whether through additional equity financing, debt financing or other sources, however, may not be available when needed or on acceptable terms, or may result in significant dilution to existing stockholders. If we were unsuccessful in obtaining sufficient financing, we would need to reduce our operating activities significantly and could possibly be forced to cease operations entirely. The Auditors Report on our December 31, 2000 financial statements includes an additional explanatory paragraph on the conditions that might raise doubt about our ability to continue as a going concern. The financial statements also include details of managements' current plans and response to that expressed doubt.

Additionally, the executives at Merilus unanimously agreed at the end of May 2001, to defer their current cash compensation by approximately 50% for a term of one year. The resulting deferred liability will be payable incrementally, upon the achievement of certain key performance milestones as outlined in the company's business plan and financial model. This was done voluntarily by each executive, to contribute to the viability of operations by minimizing current operating cash outflows during this critical start up phase of the company.

Assuming that we are successful in obtaining the necessary financing, the success of our future operations is dependent upon the market's acceptance of our products and services and our ability to secure strategic partnerships. There can be no assurance that we will be able to secure market acceptance or the necessary strategic partnerships.


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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the third quarter, the Company received $150,000 from a member of its board of advisors in the form of a convertible note. The proceeds from the note were used for working capital and general corporate purposes. Subsequent to the end of the third quarter, the entire principal amount of the note, plus accrued interest, was converted into 182,504 shares of the Company's common stock at a conversion price of $0.85 per share.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

         None.

(b)        Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                            MERILUS, INC.


Dated: November 19, 2001                    By:  /s/ Dana Epp
                                                --------------------------------
                                                Dana Epp
                                                President