Form 10QSB/A
period 2001-03-31
MERILUS INC
filed 2002-01-18
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

307, 46165 Yale Road
Chilliwack, British Columbia,
-----------------------------
Canada V2R 3C7
--------------
(Address of principal executive offices)
(Zip Code)

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


     The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, on January 14, 2002 was 14,180,004 shares.


         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

                            TABLE OF CONTENTS

                     PART I - FINANCIAL INFORMATION

                                                                    Page Number

Item 1.       Financial Statements......................................  4
Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operation.................... 14

                       PART II - OTHER INFORMATION

Item 1.       Legal Proceedings......................................... 22
Item 2.       Changes in Securities and Use of Proceeds................. 22
Item 5.       Other Information......................................... 22
Item 6.       Exhibits and Reports on Form 8-K.......................... 22

Signatures  ............................................................ 22

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            Interim Consolidated Balance Sheets (Unaudited) as of
                March 31, 2001 and December 31, 2000...........................4
            Interim Consolidated Statements of Operations (Unaudited) for
                the three months ended March 31, 2001 and 2000 and the
                period from November 4, 1997 (inception) to March 31, 2001.....5
            Interim Consolidated Statement of Stockholders' Equity and
                Comprehensive Loss (Unaudited) for  the period from November
                4, 1997 (inception) to March 31, 2001........................6-9
            Interim Consolidated Statements of Cash Flows (Unaudited) for
                the three months ended March 31, 2001 and 2000 and the
                period from November 4, 1997 (inception) to March 31, 2001....10
            Notes to the Interim Consolidated  Financial
                Statements (Unaudited).....................................11-15


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets
Expressed in US Dollars

-----------------------------------------------------------------------------------------------------
                                                                         March 31,      December 31,
                                                                              2001              2000
-----------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                               (Restated - Note 3)
Assets
Current assets:
        Cash                                                          $     78,554      $    672,286
        Accounts receivable and other, net of allowance for                 35,885            47,528
         doubtful accounts of $nil (December 31, 2000 - $nil)
        Inventories                                                        306,830            95,639
        Prepaid expenses                                                   232,619           185,491
        --------------------------------------------------------------------------------------------
                                                                           653,888         1,000,944

Fixed assets                                                               107,650           107,415

-----------------------------------------------------------------------------------------------------
                                                                      $    761,538      $  1,108,359
=====================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable and accrued liabilities                      $    416,056      $    368,611
        Notes payable (Note 4)                                             317,198           333,170
        Due to shareholders                                                  5,140             9,885
        --------------------------------------------------------------------------------------------
                                                                           738,394           711,666

Stockholders' equity (Note 6)
        Authorized:
          100,000,000  Voting common stock, par value of
                       $0.001 per share
                    1  Special voting preferred share, par
                       value of $1 per share (voting rights
                       - see Note 6(a))
        Issued:
           12,887,500  Common stock at March 31, 2001
                       (12,537,500 - December 31, 2000)                     12,888            12,538
                    1  Special voting preferred share at
                       March 31, 2001 (1 - December 31, 2000)                    1                 1
Additional paid-in capital                                               4,086,613         3,629,713
Deferred stock compensation                                               (493,200)         (739,800)
Deficit accumulated during the development stage                        (3,593,870)       (2,498,535)
Accumulated other comprehensive income (loss):
        Cumulative transaction adjustment                                   10,712            (7,224)
-----------------------------------------------------------------------------------------------------
                                                                            23,144           396,693
Subsequent events (Note 8)

-----------------------------------------------------------------------------------------------------
                                                                      $    761,538      $  1,108,359
=====================================================================================================

See accompanying notes to interim consolidated financial statements.



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)
Expressed in US Dollars

--------------------------------------------------------------------------------------------------------
                                                                                            Period from
                                                                                            November 4,
                                                  Three months         Three months                1997
                                                         ended                ended      (inception) to
                                               March 31, 2001        March 31, 2000      March 31, 2001
--------------------------------------------------------------------------------------------------------
                                            (restated - Note 3)                       (restated - Note 3)
Revenues:
        Licensing                              $           -            $ 46,642           $    251,759
        Product sales                                  10,156               28,269              177,208
--------------------------------------------------------------------------------------------------------
                                                       10,156               74,911              428,967
        Costs of goods sold                               327               22,874              104,741
--------------------------------------------------------------------------------------------------------
                                                        9,829               52,037              324,226

Operating expenses:
        Product development                           225,758               20,665              938,699
        Selling and marketing                         295,506               10,841            1,204,787
        General and administrative                    584,843               50,058            1,769,749
--------------------------------------------------------------------------------------------------------
        Total operating expenses                    1,106,107               81,564            3,913,235

--------------------------------------------------------------------------------------------------------
Operating loss                                     (1,096,278)             (29,527)          (3,589,009)

Interest and other income                               2,497                    -                7,493

Interest expense                                       (1,554)                (708)             (12,354)

--------------------------------------------------------------------------------------------------------
Net loss                                       $   (1,095,335)          $  (30,235)        $ (3,593,870)
========================================================================================================
Net loss per common share, basic and
diluted                                        $        (0.08)          $    (0.01)        $      (0.39)
========================================================================================================

Weighted average common shares
outstanding, basic and diluted                     12,971,444            3,750,000            9,150,522
========================================================================================================

See accompanying notes to interim consolidated financial statements.



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited)
Expressed in US Dollars

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Special  Deferred
                                         Common Stock      Additional     Voting     Stock   Cumulative   Accumu-             Total
                                   -----------------------    Paid in  Preferred   Compen-  Translation     lated     Stockholders'
                                      Shares        Amount    Capital      Share    sation   Adjustment   Deficit            Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, November 4, 1997 (Merilus
Technologies Inc. common stock)
                                    11,718,750    $     142    $--        --        $--    $    --      $     --      $        142

Comprehensive income (loss):
        Translation adjustment            --           --       --        --         --        2,515          --             2,515
        Loss for the period               --           --       --        --         --         --         (51,193)        (51,193)
        --------------------------------------------------------------------------------------------------------------------------->
                                                                                               2,515       (51,193)        (48,678)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30 1998          11,718,750          142     --        --         --        2,515       (51,193)        (48,536)
-----------------------------------------------------------------------------------------------------------------------------------

Common stock cancelled,
  September 15, 1999                (8,671,875)        (105)    --        --         --         --            --              (105)

Common stock issued for cash,
September 15, 1999                     527,344            6     --        --         --         --            --                 6

Common stock issued for notes
receivable, September 15, 1999         175,781        6,390     --        --         --         --            --             6,390

Less note receivable                      --         (6,390)    --        --         --         --            --            (6,390)

Comprehensive income (loss):
        Translation adjustment            --           --       --        --         --       (2,548)         --            (2,548)
        Loss for the period               --           --       --        --         --         --         (21,208)        (21,208)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (2,548)      (21,208)        (23,756)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999          3,750,000           43     --        --         --          (33)      (72,401)        (72,391)
-----------------------------------------------------------------------------------------------------------------------------------


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Special  Deferred
                                         Common Stock      Additional     Voting     Stock   Cumulative   Accumu-             Total
                                   -----------------------    Paid in  Preferred   Compen-  Translation     lated     Stockholders'
                                      Shares        Amount    Capital      Share    sation   Adjustment   Deficit            Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance forward, September 30,
  1999                               3,750,000          43         --        --       --           (33)       (72,401)     (72,391)

Receipt of proceeds on note
receivable, November 16, 1999             --         5,381         --        --       --          --             --          5,381

Receipt of proceeds on note
receivable, January 13, 2000              --         1,009         --        --       --          --             --          1,009

Comprehensive income:
        Translation adjustment            --          --           --        --       --        12,375           --         12,375
        Loss for the period               --          --           --        --       --          --         (517,669)    (517,669)
        ---------------------------------------------------------------------------------------------------------------------------
                                                                                                12,375       (517,669)    (505,294)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000          3,750,000       6,433         --        --       --        12,342       (590,070)    (571,295)
-----------------------------------------------------------------------------------------------------------------------------------

Common stock issued for cash,
 October 20, 2000                       37,500           1         --        --       --          --             --              1

Shares deemed to be issued on
re-capitalization transaction        6,750,000       4,104       (4,104)        1     --          --             --              1

Stock options issued December 29,
2000 at $0.01 to non-employees for
legal services rendered at an
estimated fair value of $98,316           --          --         98,316      --       --          --             --         98,316

Stock options issued December 29,
2000 at $0.01 to non-employees for
services rendered at an estimated
fair value of $46,580                     --          --         46,580      --       --          --             --         46,580

-----------------------------------------------------------------------------------------------------------------------------------
Balance forward                     10,537,500      10,538      140,792         1     --        12,342       (590,070)    (426,397)
-----------------------------------------------------------------------------------------------------------------------------------

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Special  Deferred
                                         Common Stock      Additional     Voting     Stock   Cumulative    Accumu-            Total
                                   -----------------------    Paid in  Preferred   Compen-  Translation      lated    Stockholders'
                                      Shares        Amount    Capital      Share    sation   Adjustment    Deficit           Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance forward                       10,537,500    10,538     140,792         1       --      12,342       (590,070)      (426,397)

Stock options issued December 29,
2000 at $0.01 to employees as
stock-based compensation at their
intrinsic value of $1,398,921               --        --     1,398,921        --   (739,800)     --             --          659,121

Stock options issued and vested at
December 29, 2000 at $2.94 to
non-employees as stock-based
compensation at an estimated fair
value of $18,500                            --        --        18,500        --       --        --             --           18,500

Issued common stock for cash,
December 29, 2000 at $1.00 per share,
net of issuance costs of $nil          2,000,000     2,000   1,998,000        --       --        --             --        2,000,000

Commitment to issue common stock to
non-employees for services rendered
at an estimated fair value of $73,500       --        --        73,500        --       --        --             --           73,500

Comprehensive loss:
        Translation adjustment              --        --          --          --       --     (19,566)          --          (19,566)
        Loss for the period                 --        --          --          --       --        --       (1,908,465)    (1,908,465)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                              (19,566)    (1,908,465)    (1,928,031)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            12,537,500    12,538   3,629,713         1   (739,800)   (7,224)    (2,498,535)       396,693
-----------------------------------------------------------------------------------------------------------------------------------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Special  Deferred
                                         Common Stock       Additional     Voting     Stock   Cumulative    Accumu-            Total
                                   -----------------------     Paid in  Preferred   Compen-  Translation      lated    Stockholders'
                                      Shares        Amount     Capital      Share    sation   Adjustment    Deficit           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance forward, December 31, 2000
                                       12,537,500     12,538    3,629,713     1     (739,800)    (7,224)   (2,498,535)      396,693

Issued common stock for cash of
 $250,000, March 15, 2001 at $1 per
 share to a director, net of issuance
 costs of $nil, recorded at fair
 market value                             250,000        250      343,500    --           --         --           --        343,750

Issued common stock for cash, March
 27, 2001 of $1 per share, net of
 issuance costs of $nil                   100,000        100       99,900    --           --         --            --       100,000

Stock options issued at December
 29, 2000 and vested at March 29,
 2001 to non-employees as stock-
 based compensation at an
 estimated fair value of $18,500
 (Note 6(b))                                 --         --         13,500    --           --         --            --        13,500

Amortization of deferred stock
 compensation to March 31, 2001              --         --           --      --        246,600       --            --       246,600

Comprehensive income:
        Translation adjustment               --         --           --      --           --       17,936          --        17,936
        Loss for the period                  --         --           --      --           --         --    (1,095,335)   (1,095,335)
        ---------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (1,077,399)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                12,887,500   $ 12,888  $ 4,086,613     1    $(493,200)  $ 10,712   $(3,593,870)   $   23,144
===================================================================================================================================

See accompanying notes to interim consolidated financial statements.


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows (Unaudited)
Expressed in US Dollars

---------------------------------------------------------------------------------------------------------------------
                                                                                                         Period from
                                                                  Three months      Three months    November 4, 1997
                                                                         ended             ended      (inception) to
                                                                March 31, 2001    March 31, 2000      March 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                             (restated - Note 3)                   (restated - Note 3)
Cash provided by (used in):

Operating:
         Net loss                                                 $ (1,095,335)       $  (30,235)      $  (3,593,870)
         Items not involving cash:
             Amortization                                                6,857             1,759              29,263
             Stock-based compensation for employees                    246,600                 -             905,721
             Common stock or options issued to
             non-employees for services                                107,250                 -             245,830
         Net changes in non-cash working capital balances
          relating to operations:
            Accounts receivable                                        (11,673)          (43,160)            (35,885)
            Inventories                                               (211,191)                 -           (306,830)
            Prepaid expenses                                           (47,128)          (15,717)           (232,619)
            Accounts payable and accrued liabilities                    72,725            32,439             462,968
            Unearned revenue                                                 -            45,966                   -
            ---------------------------------------------------------------------------------------------------------
                                                                      (931,895)           (8,948)         (2,525,422)

Financing:
         Cash acquired on recapitalization                                   -                 -              50,000
         Decrease in operating line of credit                                -           (15,271)                  -
         Advances from (to) shareholders                                (4,745)          (38,444)              5,140
         Increase in notes payable                                           -           344,970             479,315
         Repayment of notes payable                                          -                 -            (150,000)
         Share subscription proceeds                                         -             1,009               6,390
         Cancellation of common stock                                        -                 -                (105)
         Proceeds on issuance of common stock                          350,000                 -           2,350,149
         ------------------------------------------------------------------------------------------------------------
                                                                       345,255           292,264           2,740,889

Investing:
         Purchase of fixed assets                                       (7,092)          (15,259)            (136,913)
         Purchase of investments                                             -            (8,506)                   -
         ------------------------------------------------------------------------------------------------------------
                                                                        (7,092)          (23,765)            (136,913)

---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash position                                  (593,732)          259,551              78,554

Cash position, beginning of period                                     672,286                 -                   -

---------------------------------------------------------------------------------------------------------------------
Cash position, end of period                                      $     78,554        $  259,551       $       78,554
=====================================================================================================================
Supplementary cash flow information:
        Interest paid                                             $      1,554        $      532       $        9,995
        Income taxes paid                                                    -                 -                   -
        Non-cash transactions:
           Accounts payable settled with stock options                       -                 -              98,316
           Value assigned to stock options                                   -                 -           1,537,501
           Deferred stock compensation                                (246,600)                -             493,200
=====================================================================================================================
See accompanying notes to interim consolidated financial statements.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Three months ended March 31, 2001
--------------------------------------------------------------------------------


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


3.   Restatement of previously issued interim statement:

     The Company has restated its interim financial statements for the three months ended March 31, 2001 to reflect the following adjustments:


     ------------------------------------------- --------------- -------------- ---- --------------
                                                 As previously
                                                      reported      Adjustment       Restated
     ------------------------------------------- --------------- -------------- ---- --------------

      At March 31, 2001:
      Additional paid-in capital                  $   3,992,863   $     93,750  (a)   $4,086,613
      Deficit accumulated during the
      development stage                              (3,500,120)       (93,750) (a)   (3,593,870)
      For the three months ended March 31, 2001:
      General and administrative expenses               491,093         93,750  (a)      584,843
     ------------------------------------------- --------------- -------------- ---- --------------

     (a) During March, the Company issued 250,000 common shares to a company owned by a director of the Company in exchange for cash proceeds of $250,000. The excess of the fair value of the common shares over the consideration received totaled $93,750 and has been recorded as cost of financing services provided by the director to the Company. This adjustment has been recorded as an addition to general and administrative expenses and additional paid-in capital.

4.  Notes payable:

     The notes payable are due to the following:

     ---------------------------------------------------------- ----------------- ----------------
                                                                       March 31,     December 31,
                                                                            2001             2000
     ---------------------------------------------------------- ----------------- ----------------
                                                                     (Unaudited)
     Clyde Resources Ltd., $250,000 Canadian due without
      interest, repayable upon the Company securing a private
      placement offering (see below)                                 $   158,599      $   166,585

     Bank Sal Oppenheim Jr. & CIE (Schweiz) AG, $250,000
      Canadian due without interest, repayable upon the
      Company securing a private placement offering (see
      below)                                                             158,599          166,585

     ---------------------------------------------------------- ----------------- ----------------
                                                                     $   317,198      $   333,170
     ---------------------------------------------------------- ----------------- ----------------

     All loans are unsecured. The Company intends to repay the notes upon securing private placement proceeds of a sufficient amount to meet both operating and refinancing requirements.

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


6.  Share capital:

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

     (b)  Options:

          The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of March 31, 2001:

         ----------------------------------------- ---------------------- ------------- -----------
                                                                             Number of
                                                                               options    Exercise
                                                             Expiry date       granted       price
         ----------------------------------------- ---------------------- ------------- -----------
          Options issued:
          i)      to employees and directors
                  o  under Incentive Stock
                     Option Plan

                      December 29, 2000                December 29, 2003       371,000       $2.94

                      January 2, 2001                    January 2, 2004        25,000       $2.94

                  o  under non-qualified Stock
                     Option Plan

                      December 29, 2000                December 29, 2003       510,555       $0.01

          ii)    to non-employees under
                 non-qualified Stock Option Plan

                  December 29, 2000                    December 29, 2003        50,000       $2.94

                  December 29, 2000                    December 29, 2003        54,500       $0.01
         ----------------------------------------- ---------------------- ------------- -----------
                                                                             1,011,055
         ----------------------------------------- ---------------------- ------------- -----------

         The vesting dates for the above options are as follows:

         --------------------------- --------------- ---------------
                                        Exercisable     Exercisable
                                           at $0.01        at $2.94
         --------------------------- --------------- ---------------
         December 29, 2000                  295,055         105,250
         January 2, 2001                          -           6,250
         March 29, 2001                      90,000         105,250
         April 2, 2001                            -           6,250
         June 29, 2001                       90,000         105,250
         July 2, 2001                             -           6,250
         September 29, 2001                  90,000         105,250
         October 2, 2001                          -           6,250

         --------------------------- --------------- ---------------
                                            565,055         446,000
         --------------------------- --------------- ---------------



     (b)  Options (continued):


          Options granted or exercised during the three months ended March 31, 2001 are as follows:

         --------------------------------- -------------- ----------------
                                               Number of         Weighted
                                                 options          average
                                                           exercise price
         --------------------------------- -------------- ----------------

         Options, beginning of period            986,055            $1.26
         Options granted                          25,000            $2.94
         Options exercised                             -                -

         --------------------------------- -------------- ----------------
         Options, end of period                1,011,055            $1.30
         --------------------------------- -------------- ----------------

          Options issued to employees at $.01 that vested in the three months ended March 31, 2001 have been recorded as compensation expense totaling $246,600. Options not yet vested totaling $493,200 have been recorded as deferred compensation and will be expensed over the remaining vesting period.

          Options issued to non-employees at an exercise price of $2.94 that vested in the three months ended March 31, 2001 have been recorded as a general and administrative expense totaling $13,500.

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


7.   Comparative figures:

     Certain of the prior year's figures shown for comparison have been reclassified to conform with the current year's financial statement presentation.



8.  Subsequent events:

     (a) In April 2001 the Company issued 250,000 units at the price of $1 per unit to a company controlled by a director of the Company for total proceeds of $250,000. Each unit consisted of one share of common stock and two common stock purchase warrants. The warrants, 500,000 in total, entitle the holder to purchase 500,000 additional common shares at $1 each and expire April 18, 2002. This transaction results in stock compensation expense totaling $860,000.

     (b) In April 2001 the Company conditionally granted 300,000 options under the non-qualified Stock Option Plan to a new director to acquire 300,000 shares of common stock at $0.01 per share. These options vest subject to specific performance based criteria and will vest in the quarter in which the performance criteria is met.

     (c) In May 2001 the Company issued 100,000 shares of common stock at the price of $1 per share to a director of the Company for total proceeds of $100,000.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

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

Merilus incurred general and administrative costs for the quarters ended March 31, 2001 and 2000 of $584,843 and $50,058, respectively including $203,350 in stock based compensation in the quarter ended March 31, 2001 and $nil in the quarter ending March 31, 2000. We expect that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs due to the growth of our business. At present, we are unable to quantify such future expenditures accurately.

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

Total stock-based compensation for the three months ended March 31, 2001 is $353,830, which includes $246,600 for the 510,555 non-qualified stock options noted above and $93,750 in compensation related to share issuances to a director for financing services provided. Stock-based compensation for the three months ended March 31,2000 is $nil.

Subsequent to the quarter ended March 31, 2001 the Company granted a further 300,000 non-qualified stock options at a strike price of one cent per share. These options, which vest upon certain conditions being met were issued to a new director who joined the board on April 19, 2001. Stock based compensation expense of $510,000 related to this transaction will be recorded in the quarter when the conditions are met.

We intend to continue to use employee stock options to attract and retain critical talent. However, we expect to limit significantly the use of stock options priced below market. As a result, we expect that stock compensation resulting from such future grants will be lower than in December 2000. At present, we are unable to quantify such additional future charges accurately.

                         Liquidity and Capital Resources

To date, we have financed our operations principally through the issuance of common stock. As of March 31, 2001, we do not have sufficient working capital to bring FireCard(TM) to market or to sustain our operations through 2001. In March 2001, we sold 250,000 shares of our common stock at a price of $1.00 per share, to Imperium Capital which is controlled by Myron Gushlak, a director, and sold 100,000 shares of our common stock to another director, John Paul Dejoria, at

$1.00 per share. Subsequent to the quarter end, Imperium Capital purchased 250,000 common stock units which consisted of 250,000 shares of common stock and 500,000 common stock purchase warrants for proceeds of $250,000. Each common stock warrant can be utilized to purchase an additional common share for $1 each. The warrants expire on May 8, 2003. The fair value of the common stock and warrants issued in this transaction is $1,110,000 and this results in $860,000 in stock compensation which will be recorded in the quarter ended June 30, 2001. Also, subsequent to the quarter end, John Paul Dejoria subscribed for an additional 100,000 common shares at $1.00 per share for proceeds of $100,000.

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

                                            MERILUS, INC.



Dated: January 18, 2002                     By:   /s/ Dana Epp
                                                ----------------------
                                                Dana Epp
                                                President