Form 10QSB/A
period 2001-06-30
MERILUS INC
filed 2002-01-18
CIK 1100734

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

               For the transition period from ________ to________

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

                              307, 46165 Yale Road
                         Chilliwack, British Columbia,
                                 Canada V2R 3C7
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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


     The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, on January 14, 2002 was 14,180,004 shares.


         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

                                TABLE OF CONTENTS

                      PART I - FINANCIAL INFORMATION

                                                                    Page Number

Item 1.        Financial Statements.....................................  4
Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operation..................... 16

                        PART II - OTHER INFORMATION

Item 1.        Legal Proceedings........................................ 24
Item 2.        Changes in Securities and Use of Proceeds................ 24
Item 5.        Other Information........................................ 24
Item 6.        Exhibits and Reports on Form 8-K......................... 24

Signatures   ........................................................... 25

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

       Interim Consolidated Balance Sheets (Unaudited) as of
             June 30, 2001 and December 31, 2000...........................    4
       Interim Consolidated Statements of Operations (Unaudited) for
         the three and six months ended June 30, 2001 and 2000 and the
         period from November 4, 1997 (inception) to March 31, 2001........    5
       Interim Consolidated Statement of Stockholders' Equity and
         Comprehensive Loss (Unaudited) for the period from
         November 4, 1997 (inception) to June 30, 2001.....................  6-9
       Interim Consolidated Statements of Cash Flows (Unaudited) for
       the six months ended June 30, 2001 and 2000 and the period from
       November 4, 1997 (inception) to June 30, 2001.......................   10
       Notes to the Interim Consolidated
         Financial  Statements (Unaudited).................................11-15


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets
Expressed in US Dollars
-------------------------------------------------------------------------------------------------------
                                                                            June 30,       December 31,
                                                                                2001               2000
-------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                                                                  (Restated - Note 3)
Assets

Current assets:
        Cash                                                               $       -         $  672,286
        Accounts receivable and other, net of allowance for                   43,287             47,528
         doubtful accounts of $nil (December 31, 2000-$nil)
        Inventories                                                          282,866             95,639
        Prepaid expenses                                                     193,558            185,491
        -----------------------------------------------------------------------------------------------
                                                                             519,711          1,000,944

Fixed assets                                                                 106,427            107,415
-------------------------------------------------------------------------------------------------------
                                                                           $ 626,138         $1,108,359
=======================================================================================================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:

        Bank overdraft                                                     $  61,061         $        -
        Accounts payable and accrued liabilities                             535,989            368,611
        Notes payable (Note 4)                                               352,047            333,170
        Due to shareholders                                                    4,889              9,885
        -----------------------------------------------------------------------------------------------
                                                                             953,986            711,666

Stockholders' equity (deficiency) (Note 6)

        Authorized:
        100,000,000  Voting common stock, par value of
                        $0.001 per share
                     1  Special voting preferred share, par
                        value of $1 per share (voting rights
                        - see Note 6(a))
        Issued:
            13,212,500  Common stock at June 30, 2001
                        (12,537,500 - December 31, 2000)                      13,213             12,538
                     1  Special voting preferred share at
                        June 30, 2001 (1 - December 31, 2000)                      1                  1

Additional paid-in capital                                                 5,257,788          3,629,713
Deferred stock compensation                                                 (246,600)          (739,800)
Deficit accumulated during the development stage                          (5,356,464)        (2,498,535)
Accumulated other comprehensive income (loss):
        Cumulative transaction adjustment                                      4,214             (7,224)
-------------------------------------------------------------------------------------------------------
                                                                            (327,848)           396,693
Subsequent events (Note 8)


-------------------------------------------------------------------------------------------------------
                                                                           $ 626,138         $1,108,359
=======================================================================================================
See accompanying notes to interim consolidated financial statements.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)
Expressed in US Dollars
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Period from
                                                                                                                        November 4,
                                         Three months         Six months       Three months         Six months                 1997
                                                ended              ended              ended              ended       (inception) to
                                       June 30, 2001       June 30, 2001     June 30, 2000      June 30, 2000         June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------

                                           (Restated           Restated                                          (Restated - Note 3)
                                           - Note 3)          - Note 3)

Revenue                             $         24,815       $     34,971        $    81,111          $ 156,022         $    458,778
Costs of goods sold                           13,208             13,535             14,593             37,466              117,949
-----------------------------------------------------------------------------------------------------------------------------------
                                              11,607             21,436             66,518            118,556              340,829

Operating expenses:
        Product development                  278,588            504,346             39,673             60,338            1,217,287
        Selling and marketing                264,604            560,110             49,445             60,287            1,469,391

        General and administrative         1,233,403          1,818,248            110,443            160,501            3,003,153
        --------------------------------------------------------------------------------------------------------------------------
        Total operating expenses           1,776,595          2,882,704            199,561            281,126            5,689,831

-----------------------------------------------------------------------------------------------------------------------------------
Operating loss                           (1,764,988)         (2,861,268)          (133,043)          (162,570)          (5,349,002)


Interest and other income                      4,624              7,121                  -                  -                7,121

Interest expense                             (2,229)             (3,782)                 -              (708)             (14,583)

-----------------------------------------------------------------------------------------------------------------------------------

Net loss                            $     (1,762,593)      $ (2,857,929)        $ (133,043)         $(163,278)        $ (5,356,464)
===================================================================================================================================

Net loss per common share, basic
and diluted                         $          (0.13)      $      (0.21)        $    (0.04)         $   (0.04)        $      (0.56)

===================================================================================================================================

Weighted average common shares
outstanding, basic and diluted            13,608,479         13,337,831          3,750,000          3,750,000            9,538,670
===================================================================================================================================

See accompanying notes to interim consolidated financial statements.


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited)
Expressed in US Dollars

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Special   Deferred
                                             Common Stock      Additional     Voting      Stock   Cumulative  Accumu-          Total
                                      ------------------------   Paid in   Preferred    Compen-  Translation    lated  Stockholders'
                                         Shares      Amount      Capital       Share     sation   Adjustment  Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, November 4, 1997 (Merilus
  Technologies Inc. common stock)       11,718,750   $    142   $     --         --     $   --  $    --      $    --     $     142

Comprehensive income (loss):
        Translation adjustment                --          --          --         --         --       2,515         --        2,515
        Loss for the period                   --          --          --         --         --        --        (51,193)   (51,193)
        ---------------------------------------------------------------------------------------------------------------------------
                                                                                                     2,515      (51,193)   (48,678)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30 1998              11,718,750         142        --         --         --       2,515      (51,193)   (48,536)
-----------------------------------------------------------------------------------------------------------------------------------
Common stock cancelled,
  September 15, 1999                    (8,671,875)       (105)       --         --          --        --          --         (105)

Common stock issued for cash,
  September 15, 1999                       527,344           6        --         --         --        --           --           6

Common stock issued for notes
  receivable, September 15, 1999           175,781       6,390        --         --         --        --           --        6,390

Less note receivable                          --        (6,390)       --         --         --        --           --       (6,390)

Comprehensive loss:
        Translation adjustment                --          --          --         --         --      (2,548)        --       (2,548)
        Loss for the period                   --          --          --         --         --        --        (21,208)   (21,208)
        ---------------------------------------------------------------------------------------------------------------------------
                                                                                                    (2,548)     (21,208)   (23,756)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999              3,750,000          43        --         --         --         (33)     (72,401)   (72,391)
-----------------------------------------------------------------------------------------------------------------------------------





MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Special   Deferred
                                             Common Stock      Additional     Voting      Stock   Cumulative  Accumu-          Total
                                      ------------------------   Paid in   Preferred    Compen-  Translation    lated  Stockholders'
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

Comprehensive income (loss):
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

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Special   Deferred
                                             Common Stock      Additional     Voting      Stock   Cumulative  Accumu-          Total
                                      ------------------------   Paid in   Preferred    Compen-  Translation    lated  Stockholders'
                                         Shares      Amount      Capital       Share     sation   Adjustment  Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance forward                       10,537,500     10,538     140,792           1        --      12,342    (590,070)    (426,397)

Stock options issued December 29,
 2000 at $0.01 to employees as
 stock-based compensation at their
 intrinsic value of $1,398,921              --         --     1,398,921        --      (739,800)     --          --        659,121

Stock options issued and vested
 at December 29, 2000 at $2.94
 to non-employees as stock-based
 compensation at an estimated fair
 value of $18,500                           --         --        18,500        --          --        --          --         18,500

Issued common stock for cash,
 December 29, 2000 at $1.00 per share,
 net of issuance costs of $nil         2,000,000      2,000   1,998,000        --          --        --          --      2,000,000

Commitment to issue common stock to
 non-employees for services rendered
 at an estimated fair value of $73,500      --         --        73,500        --          --        --          --         73,500

Comprehensive loss:
        Translation adjustment              --         --          --          --          --     (19,566)       --        (19,566)
        Loss for the period                 --         --          --          --          --        --    (1,908,465)  (1,908,465)
        ---------------------------------------------------------------------------------------------------------------------------
                                                                                                  (19,566) (1,908,465)  (1,928,031)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            12,537,500     12,538   3,629,713           1    (739,800)   (7,224) (2,498,535)     396,693
------------------------------------------------------------------------------------------------------------------------------------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Special   Deferred
                                             Common Stock      Additional     Voting      Stock   Cumulative  Accumu-          Total
                                      ------------------------   Paid in   Preferred    Compen-  Translation    lated  Stockholders'
                                         Shares      Amount      Capital       Share     sation   Adjustment  Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance forward, December 31, 2000      12,537,500     12,538    3,629,713          1  (739,800)    (7,224)   (2,498,535)    396,693


Issued common stock for cash of
 $250,000, March 15, 2001 at $1
 per share to a director, net
 of issuance costs of $nil,
 recorded at fair market value             250,000        250      343,500       --        --         --            --       343,750

Issued common stock for cash,
 March 27, 2001 of $1 per share,
 net of issuance costs of $nil             100,000        100       99,900       --        --         --            --       100,000


Stock options issued at December
 29, 2000 and vested at March 29,
 2001 to non-employees as stock-
 based compensation at an estimated
 fair value of $13,500                        --         --         13,500       --        --         --            --        13,500

Amortization of deferred stock
 compensation to March 31, 2001               --         --           --         --     246,600       --            --       246,600


Issued common stock for cash of
 $250,000, April 19, 2001 at $1 per
 share to a director, net of issuance
 costs of $nil, recorded at fair market
 value                                     250,000        250      449,750       --        --         --            --       450,000

Issued warrants to acquire 500,000
 common shares on April 19, 2001 to a
 director, recorded at fair market
 value                                        --         --        660,000       --        --         --            --       660,000


Issued common stock, April 26, 2001,
 to settle commitment recorded on
 December 29, 2000                          25,000         25          (25)      --        --         --            --          --

Issued common stock for cash, May 1,
 2001, at $1 per share, net of
 issuance costs of $nil                     50,000         50       49,950       --        --         --            --        50,000
------------------------------------------------------------------------------------------------------------------------------------

Balance forward                         13,212,500     13,213    5,246,288          1  (493,200)    (7,224)   (2,498,535)  2,260,543

====================================================================================================================================


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Special   Deferred
                                             Common Stock      Additional     Voting      Stock   Cumulative  Accumu-          Total
                                      ------------------------   Paid in   Preferred    Compen-  Translation    lated  Stockholders'
                                        Shares       Amount      Capital       Share     sation   Adjustment  Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance forward                      13,212,500      13,213   5,246,288         1    (493,200)    (7,224)  (2,498,535)   2,260,543

Stock options issued at
 December 29, 2000 and
 vested at June 29, 2001 to
 non-employees as stock-based
 compensation at an estimated fair
 value of $11,500 (Note 6(b))              --          --        11,500      --          --         --           --         11,500


Amortization of deferred stock
compensation to June 30, 2001              --          --          --        --       246,600       --           --        246,600


Comprehensive income (loss):
        Translation adjustment             --          --          --        --          --       11,438         --         11,438
        Loss for the period                --          --          --        --          --         --     (2,857,929)  (2,857,929)
        ---------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (2,846,491)

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001               13,212,500   $  13,213  $5,257,788         1  $ (246,600)   $ 4,214  $(5,356,464) $  (327,848)
====================================================================================================================================

See accompanying notes to interim consolidated financial statements.


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows (Unaudited)
Expressed in US Dollars
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Period from
                                                Three months     Six months    Three months       Six months   November 4, 1997
                                                       ended          ended           ended            ended     (inception) to
                                               June 30, 2001  June 30, 2001   June 30, 2000    June 30, 2000      June 30, 2001
--------------------------------------------------------------------------------------------------------------------------------

                                                    (Restated     (Restated                                           (Restated
                                                    - Note 3)     - Note 3)                                           - Note 3)
Cash provided by (used in):

Operating:
         Net loss                               $ (1,762,593)  $  (2,857,929)   $   (133,043)  $ (163,278)      $  (5,356,464)
         Items not involving cash:
             Amortization                              6,477          13,334           4,893        6,681              35,740
             Stock-based compensation for
             employees                               246,600         493,200              -             -           1,152,321
             Common stock or options issued
             to non-employees for services           871,500         978,750              -             -           1,117,330

         Net changes in non-cash working
          capital balances relating to
          operations:
             Accounts receivable                      (7,402)          4,241          43,172           12             (43,287)
             Inventories                              23,964        (187,227)              -            -            (282,866)
             Prepaid expenses                         39,061          (8,067)        (21,979)     (37,696)           (193,558)
             Accounts payable and accrued
             liabilities                             122,620         172,030          21,475       44,874             572,537
         -----------------------------------------------------------------------------------------------------------------------
                                                    (459,773)     (1,391,668)        (85,482)    (149,407)         (2,998,247)
Financing:
         Cash acquired on recapitalization                 -              -                -            -              50,000
         Increase (decrease) in bank
         overdraft facility                           61,061          61,061                      (15,271)             61,061
         Advances from (to) shareholders                (251)         (4,996)              -      (38,444)              4,889
         Increase in notes payable                    21,797          21,797               -      337,701             514,164
         Repayment of notes payable                        -              -                -            -            (150,000)
         Decrease in unearned revenue                      -              -          (45,996)           -                   -
         Share subscription proceeds                       -              -                             -               6,390
         Cancellation of common stock                      -              -                -            -                (105)
         Proceeds on issuance of common
          stock                                      300,000         650,000               -            -            2,650,149
         -----------------------------------------------------------------------------------------------------------------------
                                                     382,607         727,862         (45,996)     283,986           3,136,548
Investing:
         Purchase of fixed assets                     (1,388)         (8,480)        (17,754)     (32,913)           (138,301)
         Proceeds from disposal of
         investment                                        -              -                -        8,653                   -
         -----------------------------------------------------------------------------------------------------------------------
                                                      (1,388)         (8,480)        (17,754)     (24,260)           (138,301)

--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash position                 (78,554)       (672,286)       (149,232)     110,319                   -
Cash position, beginning of period                    78,554         672,286         259,551            -                   -
--------------------------------------------------------------------------------------------------------------------------------
Cash position, end of period                               -              -          110,319      110,319                   -
================================================================================================================================

Supplementary cash flow information:
        Interest paid                                  2,229           3,782               -          540              12,224
        Income taxes paid                                  -              -                -            -                   -
        Non-cash transactions:
            Accounts payable settled with
            stock options                                  -              -                -            -              98,316
            Value assigned to stock options                -              -                -            -           1,537,501
            Deferred stock compensation                    -              -                -            -             739,200
================================================================================================================================
See accompanying notes to interim consolidated financial statements.

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

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Six months ended June 30, 2001
--------------------------------------------------------------------------------

3.  Restatement of previously issued interim statement:

     The Company has restated its interim financial statements for the six months ended June 30, 2001 to reflect the following adjustments:

         ---------------------------------------------------------------------------------------------------
                                                           As previously
                                                                reported      Adjustment          Restated
         ---------------------------------------------------------------------------------------------------
         At June 30, 2001:
           Additional paid-in capital
                                                              $4,304,038       $953,750  (a)     $5,257,788
           Deficit accumulated during the development
              stage
                                                              (4,402,714)      (953,750) (a)     (5,356,464)
         For the six months ended June 30, 2001:
           General and administrative expenses
                                                                 864,248        953,750  (a)      1,818,248
         For the three months ended June 30, 2001:
           General and administrative expenses
                                                                 373,433        860,000  (a)      1,233,433
         ---------------------------------------------------------------------------------------------------

     (a) During March and April, the Company issued 500,000 common shares and 500,000 common share purchase warrants to a company owned by a director of the Company in exchange for cash proceeds of $500,000. The excess of the fair value of the common shares and common share purchase warrants over the consideration received totaled $953,750 and has been recorded as cost of financing services provided by the director to the Company. This adjustment has been recorded as an addition to general and administrative expenses and additional paid-in capital. The fair value of the warrants provided totaled $660,000 and was determined using a Black Scholes pricing model using the following weighted average assumptions: 122% volatility, 2 year term, 4.775% risk free interest rate and a dividend yield of nil%.

4.  Notes payable:


     The notes payable are due to the following:
     -------------------------------------------------------------------------------------------------------
                                                                                 June 30,      December 31,
                                                                                     2001              2000
     -------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
     Clyde Resources Ltd., $250,000 Canadian due without interest, repayable upon the Company securing a private placement offering
      (see below)                                                                $165,125          $166,585

     Bank Sal Oppenheim Jr. & CIE (Schweiz) AG, $250,000 Canadian due
      without interest, repayable upon the Company securing a private
      placement offering (see below)                                              165,125           166,585

     Debbie Gushlak, $33,000 Canadian due without interest, no fixed
      terms of repayment                                                           21,797                 -
     -------------------------------------------------------------------------------------------------------
                                                                                 $352,047          $333,170
     -------------------------------------------------------------------------------------------------------

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Six months ended June 30, 2001
--------------------------------------------------------------------------

4.   Notes payable (continued):

     All loans are unsecured. The Company intends to repay the notes upon securing private placement proceeds of a sufficient amount to meet both operating and refinancing requirements. Debbie Gushlak is the spouse of a director of the Company.



5.  Related party transactions:


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

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Six months ended June 30, 2001
--------------------------------------------------------------------------


6.  Share capital (continued):


     (b)  Options:

          The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of June 30, 2001:

         ------------------------------------------------------------------------------------------------
                                                                                Number of
                                                                                  options      Exercise
                                                              Expiry date         granted         price
         ------------------------------------------------------------------------------------------------
          Options issued:
          i)      to employees and directors:
                  o  under Incentive Stock
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

         ------------------------------------------------------------------------------------------------
                                                                                1,019,055
         ------------------------------------------------------------------------------------------------


          The Company has conditionally granted a further 300,000 non-qualified stock options at an exercise price of $0.01 for financing services. These options vest subject to specific performance-based criteria and will vest in the quarter in which the performance criteria are met. No compensation expense has been recorded to June 30, 2001 relating to these options as no services have been performed to earn the award.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Six months ended June 30, 2001
--------------------------------------------------------------------------------

6.  Share capital (continued):

     (b)  Options (continued):

         The vesting dates for the above options are as follows:

         -----------------------------------------------------------------------
                                     Exercisable    Exercisable      Exercisable
                                        at $0.01       at $1.70        at $2.94
         -----------------------------------------------------------------------

         December 29, 2000               295,055              -         105,250
         January 2, 2001                       -              -           6,250
         March 29, 2001                   90,000              -         105,250
         April 2, 2001                         -              -           6,250
         April 29, 2001                        -          2,000               -
         June 29, 2001                    90,000              -         105,250
         July 2, 2001                          -              -           6,250
         July 29, 2001                         -          2,000               -
         September 29, 2001               90,000              -         105,250
         October 2, 2001                       -              -           6,250
         October 29, 2001                      -          2,000               -
         January 29, 2001                      -          2,000               -
         -----------------------------------------------------------------------
                                         565,055          8,000         446,000
         -----------------------------------------------------------------------


          Options granted or exercised during the three months ended June 30, 2001 are as follows:

         -----------------------------------------------------------------------
                                                                       Weighted
                                                     Number of          average
                                                      options    exercise price
         -----------------------------------------------------------------------


         Options, beginning of period               1,011,055            $ 1.30
         Options granted                                8,000              1.70
         Options exercised                                  -                 -

         -----------------------------------------------------------------------
         Options, end of period                     1,019,055            $ 1.31
         -----------------------------------------------------------------------

          Options issued to employees at $.01 that vested in the three months ended June 30, 2001 have been recorded as compensation expense totaling $246,600. Options not yet vested totaling $246,600 have been recorded as deferred compensation and will be expensed over the remaining vesting period.


          Options issued to non-employees at an exercise price of $2.94 that vested in the three months ended June 30, 2001 have been recorded as a general and administrative expense totaling $11,500.


          The compensation expense for the above options is included in the consolidated statement of operations.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Six months ended June 30, 2001
--------------------------------------------------------------------------------

6.  Share capital (continued):


      (c)  Warrants:


          The following  table sets forth  information  concerning  the warrants
          granted  to  the  Company's  officers,   directors,   and  others  and
          outstanding as of June 30, 2001:


         --------------------------------------------------------------------
                                                     Number of
                                                      warrants      Exercise
                                   Expiry date         granted         price
         --------------------------------------------------------------------
          Warrants issued:
           April 8, 2001           May 8, 2003         500,000        $ 1.00
         --------------------------------------------------------------------

          Warrants granted or exercised during the three months ended June 30, 2001 are as follows:

         --------------------------------------------------------------------
                                                 Number of          Weighted
                                                                     average
                                                   options    exercise price
         --------------------------------------------------------------------

         Warrants, beginning of period                   -              $  -
         Warrants granted                          500,000              1.00
         Warrants exercised                              -                 -

         --------------------------------------------------------------------
         Warrants, end of period                 $ 500,000            $ 1.00
         --------------------------------------------------------------------



          The warrants issued during the period were issued in conjunction with a private placement stock issuance. The fair value of the warrants provided totaled $660,000 and was determined using Black Scholes pricing model using the following weighted average assumptions: 122% volatility, 2 year term, 4.775% risk-free interest rate and a dividend yield of nil%.

7.   Comparative figures:


     Certain of the periods comparative figures have been reclassified to conform with the current period's financial statement presentation.


8.   Subsequent events:

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


Merilus incurred general and administrative costs for the quarters ended June 30, 2001 and 2000 of $1,233,403 and $110,443, respectively, including $969,600 in stock based compensation in the quarter ended June 30, 2001 and $nil in the quarter ended June 30, 2000. General and administrative costs for the six months ended June 30, 2001 and 2000 were $1,818,248 and $160,501, respectively, including $1,172,950 in stock based compensation in the six months ended June 30, 2001 and $nil in the six months ended June 30, 2000. General and administrative expenses have increased in the fiscal 2001 periods due to increased corporate activity in preparation for release of the FireCard products. We expect that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs due to the growth of our business. At present, we are unable to quantify such future expenditures accurately.


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


Total stock-based compensation for the six months ended June 30, 2001 is $1,471,950, which includes $493,200 for the 510,555 non-qualified stock options noted above and $953,750 in compensation related to share and warrant issuances to a director for financing services provided. Stock-based compensation for the six months ended September 30, 2000 is $nil.


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


During the six months ended June 30, 2001, we sold to Imperium Capital 250,000 shares of our common stock at a price of $1.00 per share, and 250,000 common stock units which consisted of 250,000 shares of common stock and 500,000 common stock purchase warrants for proceeds of $250,000. The fair value of the shares and warrants issued for those two transactions is $343,750 and $1,110,000 respectively. Each common stock warrant can be utilized to purchase an additional common share for $1 each. The warrants expire on May 8, 2003. A director of Merilus Inc. controls Imperium Capital.


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

Additionally, the executives at Merilus have unanimously agreed at the end of May 2001, to reduce their current compensation by approximately 50% for a term of one year. This deferred liability will be payable in incrementally, upon the achievement of certain key performance milestone. This amendment to the existing management contracts is recognition by each executive of their desire to maximize the use of scarce operating resources.

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

     In May 2001, the Company sold 50,000 shares of its common stock to Gene Hoffman, a director of the Company.

     Subsequent to June 30, 2001, the Company received $150,000 from Jacques Fischer, a member of the Company's board of advisors, in the form of a convertible note. The note is convertible into shares of the Company's common stock at $0.85 per share. The note becomes due on September 30, 2001.

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