Form 10QSB/A
period 2001-09-30
MERILUS INC
filed 2002-01-18
CIK 1100734

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

                              307, 46165 Yale Road
                          Chilliwack, British Columbia,
                                 Canada V2R 3C7
               (Address of principal executive offices)(Zip Code)

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


         The number of shares outstanding of the registrant's Common Stock, $0.001 Par Value, on January 14, 2002 was 14,180,004 shares.


         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.      Financial Statements......................................    4
Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operation....................   18

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.........................................   26
Item 2.      Changes in Securities and Use of Proceeds.................   26
Item 6.      Exhibits and Reports on Form 8-K..........................   26

Signatures ............................................................   27

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


            Interim Consolidated Balance Sheets (Unaudited) as of
                  September 30, 2001 and December 31, 2000 ................... 4
            Interim Consolidated Statements of Operations (Unaudited) for
              the three and nine months ended September 30, 2001 and 2000 and the period from November 4, 1997 (inception) to September
              30, 2001.......................................................  5
            Interim Consolidated Statement of Stockholders' Equity and
              Comprehensive Loss (Unaudited) for the period from
              November 4, 1997 (inception) to September 30, 2001.............6-9
            Interim Consolidated Statements of Cash Flows (Unaudited) for
              the nine months ended September 30, 2001 and 2000 and the
              period from November 4, 1997 (inception) to
              September 30, 2001............................................. 10
            Notes to the Interim Consolidated Financial
               Statements (Unaudited).......................................  12


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets
Expressed in US Dollars

----------------------------------------------------------------------------------------------------------
                                                                         September 30,       December 31,
                                                                                  2001               2000
----------------------------------------------------------------------------------------------------------

                                                                           (Unaudited)
                                                                    (Restated - Note 3)
Assets
Current assets:
        Cash                                                             $          -        $    672,286
        Accounts receivable and other, net of allowance for                     48,271             47,528
         doubtful accounts of $nil (December 2000 - $nil)

        Inventories                                                            121,845             95,639
        Prepaid expenses                                                       159,956            185,491
        -------------------------------------------------------------------------------------------------
                                                                               330,072          1,000,944

Fixed assets                                                                    96,160            107,415

----------------------------------------------------------------------------------------------------------
                                                                         $     426,232       $  1,108,359
==========================================================================================================

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:

        Bank overdraft                                                   $      64,270       $        -
        Accounts payable and accrued liabilities                               693,534            368,611
        Notes payable (Note 4)                                                 588,343            333,170
        Due to shareholders                                                      4,689              9,885
       --------------------------------------------------------------------------------------------------
                                                                             1,350,836            711,666

Stockholders' equity (deficiency) (Note 6)
         Authorized:
           100,000,000  Voting common stock, par value of
                        $0.001 per share
                     1  Special voting preferred share, par
                        value of $1 per share (voting rights -
                        see Note 6(a))

        Issued:
            13,212,500  Common stock at September 30, 2001
                        (12,537,500 - December 31, 2000)
                                                                                13,213             12,538
                     1  Special voting preferred share at
                        September 30, 2001 (1 - December 31,
                        2000)                                                        1                  1

Additional paid-in capital                                                   5,430,938          3,629,713
Deferred stock compensation                                                          -           (739,800)
Deficit accumulated during the development stage                            (6,386,471)        (2,498,535)
Accumulated other comprehensive income (loss):

        Cumulative translation adjustment                                       17,715             (7,224)
----------------------------------------------------------------------------------------------------------
                                                                              (924,604)            396,693

Subsequent events (Note 7)


----------------------------------------------------------------------------------------------------------
                                                                         $     426,232       $  1,108,359
==========================================================================================================
See accompanying notes to interim consolidated financial statements.


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations (Unaudited)
Expressed in US Dollars

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Period from
                                                                                                                     November 4,
                                   Three months        Nine months       Three months        Nine months                    1997
                                          ended              ended              ended              ended          (inception) to
                                  September 30,  September 30, 2001     September 30,      September 30,            September 30,
                                          2001                                  2000               2000                     2001
---------------------------------------------------------------------------------------------------------------------------------

                                   (Restated -   (Restated - Note                                            (Restated - Note 3)
                                       Note 3)                 3)

Revenue                            $    97,227         $  132,198         $   38,730        $   194,752              $   556,005
Costs of goods sold                     46,655             60,190             16,239             53,705                  164,604
---------------------------------------------------------------------------------------------------------------------------------
                                        50,572             72,008             22,491            141,047                  391,401

Operating expenses:

        Product development            394,420            898,766            110,658            170,996                1,611,707
        Selling and marketing          331,552            891,662            148,817            209,104                1,800,943
        General and
          administrative               373,381          2,191,629            122,106            282,607                3,376,534
---------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses     1,099,353          3,982,057            381,581            662,707                6,789,184

---------------------------------------------------------------------------------------------------------------------------------
Operating loss                      (1,048,781)        (3,910,049)          (359,090)          (521,660)              (6,397,783)


Interest and other income                2,644              9,765                  -                  -                    9,765
Interest expense                        (5,130)            (8,912)              (461)            (1,169)                 (19,713)

---------------------------------------------------------------------------------------------------------------------------------

Net loss before taxes               (1,051,267)        (3,909,196)          (359,551)          (522,829)              (6,407,731)


Income taxes recovered                  21,260             21,260                  -                  -                   21,260

---------------------------------------------------------------------------------------------------------------------------------

Net loss                           $(1,030,007)       $(3,887,936)        $ (359,551)       $  (522,829)             $(6,386,471)
================================================================================================================================

Net loss per common share, basic
and diluted                        $     (0.07)       $     (0.29)        $    (0.10)       $     (0.14)             $     (0.65)

================================================================================================================================

Weighted average common shares
outstanding, basic and diluted      14,023,479         13,545,687          3,750,000          3,750,000                9,896,340
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
------------------------------------------------------------------------------------------------------------------------------------

Balance, November 4, 1997 (Merilus
Technologies Inc. common stock)
                                      11,718,750   $    142     $    -             -    $       -   $      -  $       -   $     142

Comprehensive income (loss):
        Translation adjustment                 -          -          -             -            -      2,515          -       2,515
        Loss for the period                    -          -          -             -            -          -   (51,193)     (51,193)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                                                            (48,678)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30 1998            11,718,750        142          -             -            -      2,515   (51,193)     (48,536)
------------------------------------------------------------------------------------------------------------------------------------

Common stock cancelled,
  September 15, 1999                  (8,671,875)      (105)          -             -            -          -          -       (105)

Common stock issued for cash,
  September 15, 1999                     527,344          6          -             -            -          -          -           6

Common stock issued for notes
  receivable, September 15, 1999         175,781      6,390          -             -            -          -          -       6,390

Less note receivable                           -     (6,390)          -             -            -          -          -     (6,390)

Comprehensive loss:
        Translation adjustment                 -          -          -             -            -     (2,548)          -     (2,548)
        Loss for the period                    -          -          -             -            -          -   (21,208)     (21,208)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                                                            (23,756)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999            3,750,000         43          -             -            -        (33)  (72,401)     (72,391)
------------------------------------------------------------------------------------------------------------------------------------



MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Special   Deferred
                                             Common Stock      Additional     Voting      Stock   Cumulative  Accumu-          Total
                                      ------------------------   Paid in   Preferred    Compen-  Translation    lated  Stockholders'
                                         Shares      Amount      Capital       Share     sation   Adjustment  Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance forward, September 30, 1999    3,750,000         43         --           --        --          (33)   (72,401)      (72,391)

Receipt of proceeds on note
receivable, November 16, 1999               --        5,381         --           --        --         --         --           5,381

Receipt of proceeds on note
receivable, January 13, 2000                --        1,009         --           --        --         --         --           1,009

Comprehensive income (loss):
        Translation adjustment              --         --           --           --        --       12,375       --          12,375
        Loss for the period                 --         --           --           --        --         --     (517,669)     (517,669)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                                                           (505,294)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000            3,750,000      6,433         --           --        --       12,342   (590,070)     (571,295)
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for cash, October
20, 2000                                  37,500          1         --           --        --         --         --               1

Shares deemed to be issued on
re-capitalization transaction          6,750,000      4,104       (4,104)           1      --         --         --               1

Stock options issued December 29,
2000 at $0.01 to non-employees for
legal services rendered at an
estimated fair value of $98,316             --         --         98,316         --        --         --         --          98,316

Stock options issued December 29,
2000 at $0.01 to non-employees for
services rendered at an estimated
fair value of $46,580                       --         --         46,580         --        --         --         --          46,580

------------------------------------------------------------------------------------------------------------------------------------
Balance forward                       10,537,500     10,538      140,792            1      --       12,342   (590,070)     (426,397)
------------------------------------------------------------------------------------------------------------------------------------


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statement of Stockholders' Equity and Comprehensive Loss (Unaudited) (Continued)
Expressed in US Dollars

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Special   Deferred
                                             Common Stock      Additional     Voting      Stock   Cumulative  Accumu-          Total
                                      ------------------------   Paid in   Preferred    Compen-  Translation    lated  Stockholders'
                                         Shares      Amount      Capital       Share     sation   Adjustment  Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance forward                          10,537,500   10,538      140,792          1       --        12,342    (590,070)   (426,397)

Stock options issued December 29,
 2000 at $0.01 to employees as
 stock-based compensation at their
 intrinsic value of $1,398,921                 --       --      1,398,921       --     (739,800)       --          --       659,121

Stock options issued and vested at
 December 29, 2000 at $2.94 to
 non-employees as stock-based
 compensation at an estimated fair
 value of $18,500                              --       --         18,500       --         --          --          --        18,500

Issued common stock for cash,
 December 29, 2000 at $1.00 per share,
 net of issuance costs of $nil            2,000,000    2,000    1,998,000       --         --          --          --     2,000,000

Commitment to issue common stock to
 non-employees for services rendered
 at an estimated fair value of $73,500         --       --         73,500       --         --          --          --        73,500

Comprehensive loss:
        Translation adjustment                 --       --           --         --         --       (19,566)       --       (19,566)
        Loss for the period                    --       --           --         --         --          --    (1,908,465) (1,908,465)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (1,928,031)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000               12,537,500   12,538    3,629,713          1   (739,800)     (7,224) (2,498,535)    396,693
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

Stock options issued at December 29,
 2000 and vested at March 29, 2001 to
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
                                      ------------------------   Paid in   Preferred    Compen-  Translation    lated  Stockholders'
                                         Shares      Amount      Capital       Share     sation   Adjustment  Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance forward                         13,212,500    13,213    5,246,288        1    (493,200)   (7,224)    (2,498,535)  2,260,543

Stock options issued at December
 29, 2000 and vested at June 29,
 2001 to non-employees as stock-based
 compensation at an estimated fair
 value of $11,500                             --        --         11,500     --          --        --             --        11,500

Amortization of deferred stock
compensation to June 30, 2001                 --        --           --       --       246,600      --             --       246,600

Stock options issued at December
 29, 2000 and vested at September
 29, 2001 to non-employees as
 stock-based compensation at an
 estimated fair value of $12,500
 (Note 6(b))                                  --        --         12,500     --          --        --             --        12,500

Amortization of deferred stock
 compensation to September 30, 2001           --        --           --       --       246,600      --             --       246,600

Incremental stock compensation for
 options recorded under variable
 accounting (Note 6(b)) to September
 30, 2001                                     --        --        160,650     --          --        --             --       160,650

Comprehensive income (loss):
        Translation adjustment                --        --           --       --          --      24,939           --        24,939
        Loss for the period                   --        --           --       --          --        --       (3,887,936) (3,887,936)
        ----------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (3,862,997)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001             13,212,500 $  13,213  $ 5,430,938        1   $    --    $ 17,715    $(6,386,471) $ (924,604)
====================================================================================================================================

See accompanying notes to interim consolidated financial statements.


MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows (Unaudited)
Expressed in US Dollars

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Period from
                                                 Three months      Nine months     Three months      Nine months  November 4, 1997
                                                        ended            ended            ended            ended    (inception) to
                                                Sept 30, 2001    Sept 30, 2001    Sept 30, 2000     Sept 30,2000     Sept 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                  (Restated -      (Restated -                                           (Restated
                                                      Note 3)          Note 3)                                           - Note 3)

Cash provided by (used in):
Operating:

        Net loss                               $  (1,030,007)   $  (3,887,936)       $(359,551)       $(522,829)    $  (6,386,471)
        Items not involving cash:
            Amortization                                6,043           19,377            6,878           13,468            41,783
            Stock-based compensation for
            employees                                 407,250          900,450                -                -         1,559,571
            Common stock or options issued
            to non-employees for services              12,500          991,250                -                -         1,129,830

        Net changes in non-cash working
          capital balances relating to
          operations:
            Accounts receivable and other             (4,984)            (743)          (6,251)          (6,239)          (48,271)
            Inventories                               161,021         (26,206)                -                -         (121,845)
            Prepaid expenses                           33,602           25,535         (80,294)        (117,990)         (159,956)
            Accounts payable and accrued
            liabilities                               175,270          333,806          200,158          245,123           647,807
        --------------------------------------------------------------------------------------------------------------------------
                                                    (239,305)      (1,644,467)        (239,060)        (388,467)       (3,337,552)
Financing:
        Cash acquired on recapitalization                   -                -                -                -            50,000
        Increase (decrease) in operating
        line of credit                                  3,209           64,270                -         (15,271)            64,270
        Advances from (to) shareholders                 (200)          (5,196)            9,859         (28,585)             4,689
        Increase in notes payable                     236,296          271,587          141,614          479,315           750,460
        Repayment of notes payable                          -                -                -                -         (150,000)
        Share subscription proceeds                         -                -                -                -             6,390
        Cancellation of common stock                        -                -                -                -             (105)
        Proceeds on issuance of common
         stock                                              -          650,000                -                -         2,750,149
        --------------------------------------------------------------------------------------------------------------------------
                                                      239,305          980,661          151,473          435,459         3,475,853
Investing:
        Purchase of fixed assets                            -          (8,480)         (19,631)         (52,544)         (138,301)
        Proceeds from disposal of
        investment                                          -                -            1,351           10,004                 -
        --------------------------------------------------------------------------------------------------------------------------
                                                            -          (8,480)         (18,280)         (42,540)         (138,301)

-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash position                                 (672,286)        (105,867)            4,452                 -
Cash position, beginning of period                          -          672,286          110,319                -                 -
-----------------------------------------------------------------------------------------------------------------------------------
Cash position, end of period                           $    -          $     -         $  4,452         $  4,452          $      -
==================================================================================================================================

Supplementary cash flow information:
        Interest paid                                   5,130            8,912              461            1,169            17,354
        Income taxes paid (recovered)                       -                -                -                -                 -
        Non-cash transactions:
           Accounts payable settled with
           stock options                                    -                -                -                -            98,316
           Value assigned to stock options                  -                -                -                -         1,537,501
           Deferred stock compensation                      -                -                -                -           739,200
==================================================================================================================================

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

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Nine months ended September 30, 2001

--------------------------------------------------------------------------------



3.   Restatement of previously issued interim statement:

     The company has restated its interim financial st n ed Sep 30, 2001 to reflect the following adjustments:

         --------------------------------------------------------------------------------------------------
                                                             As previously
                                                                  reported     Adjustement        Restated
         --------------------------------------------------------------------------------------------------
         At September 30, 2001:
           Additional paid-in capital
                                                              $4,316,538       $953,750  (a)     $5,430,938

                                                                                160,650  (b)

           Deficit accumulated during
              the development  stage                          (5,272,071)      (953,750) (a)     (6,386,471)

                                                                               (160,650) (b)
         For the nine months ended
           September 30, 2001:
           Expenses:
              Product development
                                                                 854,396         44,370  (b)        898,766
              Selling and marketing
                                                                 812,102         79,560  (b)        891,662
              General and administrative
                                                               1,201,159        953,750  (a)      2,191,629

                                                                                 36,720  (b)
         For the three months ended
           September 30, 2001:
           Expenses:
              Product development
                                                                 350,050         44,370  (b)        394,420
              Selling and marketing
                                                                 251,992         79,560  (b)        331,552
              General and administrative
                                                                 331,661         36,720  (b)        373,381

         ---------------------------------------------- ----------------- -------------- ---- --------------


     (a) During March and April, the Company issued 500,000 common shares and 500,000 common share purchase warrants to a company owned by a director of the Company in exchange for cash proceeds of $500,000. The excess of the fair value of the common shares and common share purchase warrants over the consideration received totaled $953,750 and has been recorded as a cost of financing services provided by the director to the Company. This adjustment has been recorded as an addition to general and administrative expenses and additional paid-in capital. The fair value of the warrants provided totaled $660,000 and was determined using a Black Scholes pricing model using the following weighted average assumptions: 122% volatility, 2 year term, 4.775% risk free interest rate and a dividend yield of nil%.

     (b) During August, the Company amended 315,000 options previously issued with an exercise price of $2.94, reducing the exercise price to $0.64 per share. No immediate stock compensation expense arose out of this transaction; however, as a result of this

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Nine months ended September 30, 2001

--------------------------------------------------------------------------------



3.   Restatement of previously issued interim statement (continued):

     modification, the Company is required to apply variable accounting to these repriced option awards from the modification date to the date that the awards are exercised, forfeited or expire unexercised. Additional compensation expense, if any, is recognized to the extent that the market price exceeds the new exercise price. $160,650 of incremental compensation expense has been recognized for variable options to September 30, 2001.



4.   Notes payable:


     The notes payable are due to the following:

     -----------------------------------------------------------------------------------------------
                                                                    September 30,     December 31,
                                                                             2001             2000
     -----------------------------------------------------------------------------------------------
                                                                      (Unaudited)

     Clyde Resources Ltd., $250,000 Canadian due without
      interest, repayable upon the Company securing a private
      placement offering (see below)                                     $158,378         $166,585


     Bank Sal Oppenheim Jr. & CIE (Schweiz) AG, $250,000
      Canadian due without interest, repayable upon the
      Company securing a private placement offering (see note
      7(c))                                                               158,378          166,585

     Jacques Fischer, $150,000 US with interest at 12% per
     annum, convertible to common stock at $0.85 per share
     (see Note 7(a))                                                     150,000                -


     Myron Gushlak, $50,000 US due without
        interest, no fixed terms of repayment                              50,000                -

     Debbie Gushlak, $73,000 Canadian due without interest,
      no fixed terms of repayment                                          46,246                -

     Myron Gushlak, $40,000 Canadian due without interest, no
      fixed terms of repayment                                             25,341                -

     -----------------------------------------------------------------------------------------------
                                                                         $588,343         $333,170
     -----------------------------------------------------------------------------------------------


     All notes are unsecured. The Company intends to repay the notes upon securing private placement proceeds of a sufficient amount to meet both operating and refinancing requirements. Jacques Fischer is on the company's Board of Advisors. Debbie Gushlak is the spouse of a director, Myron Gushlak.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Nine months ended September 30, 2001

--------------------------------------------------------------------------------


5.   Related party transactions:


     During the nine months ended September 30, 2001 the Company incurred $2,700 (nine months ended September 30, 2000 - $67,805) in fees for legal services, from a law office of which a director and shareholder of the Company is a partner.


     The accounts payable include $36,689 (September 30, 2000 - $13,733) due to shareholders of the Company, as well as $21,548 (September 30, 2000 - $66,511) due to the law office (see Note 7(b)).


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

--------------------------------------------------------------------------------


6.   Share capital (continued):


     (b) Options:

         The following table sets forth information concerning the options granted to the Company's officers, directors, employees and others and the exercise price as of September 30, 2001:

         --------------------------------------------------------------------------------------------------
                                                                                Number of
                                                                                  options         Exercise
                                                              Expiry date         granted            price
         --------------------------------------------------------------------------------------------------
          Options issued:
          i)    to employees and directors:
                o  under Incentive Stock
                   Option Plan

                    December 29, 2000                   December 29, 2003          76,000            $2.94

                    December 29, 2000                   December 29, 2003         295,000            $0.64

                    January 2, 2001                       January 2, 2004           5,000            $2.94

                    January 2, 2001                       January 2, 2004          20,000            $0.64


                    April 29, 2001                         April 29, 2004           8,000            $1.70


                    August 13, 2001                       August 13, 2004           2,000            $0.64


                o  under non-qualified Stock
                   Option Plan

                    December 29, 2000                   December 29, 2003         510,555            $0.01

          ii)  to non-employees under
               non-qualified Stock Option Plan

                December 29, 2000                       December 29, 2003          50,000            $2.94

                December 29, 2000                       December 29, 2003          54,500            $0.01

         --------------------------------------------------------------------------------------------------
                                                                                1,021,055
         --------------------------------------------------------------------------------------------------


     On August 16, 2001, 315,000 options previously issued with an exercise price of $2.94 were amended to reduce the exercise price to $0.64 per share. As a result of this modification, the Company is required to apply variable accounting to these repriced option awards from the modification date to the date that the awards are exercised, forfeited or expire unexercised. Additional compensation expense, if any, is recognized to the extent that the market price exceeds the new exercise price. $160,650 of incremental compensation expense has been recognized for variable options to September 30, 2001.

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Nine months ended September 30, 2001

--------------------------------------------------------------------------------


6.   Share capital (continued):


     (b) Options (continued):


          The Company has conditionally granted a further 300,000 non-qualified stock options to non-employees at an exercise price of $0.01 for financing services. These options vest subject to specific performance-based criteria and will vest in the quarter in which the performance criteria are met. No compensation expense has been recorded to September 30, 2001 related to these options as no services have been performed to earn the award.

         The vesting dates for the above options are as follows:

         -------------------------------------------------------------------------------------------------
                                              Exercisable    Exercisable    Exercisable     Exercisable at
                                                   at $0.01       at $1.70        at $2.94           $0.64
         -------------------------------------------------------------------------------------------------
         Vested at September 30, 2001               505,055          4,000        129,750         310,500
         October 2, 2001                                  -              -          1,250           5,000
         October 29, 2001                                 -          2,000              -               -
         November 13, 2001                                -              -              -             500
         January 29, 2002                                 -          2,000              -               -
         February 13, 2002                                -              -              -             500
         May 13, 2002                                     -              -              -             500
         -------------------------------------------------------------------------------------------------
                                                    565,055          8,000        131,000         317,000
         -------------------------------------------------------------------------------------------------



          Options granted or exercised during the three months ended September 30, 2001 are as follows:

         ---------------------------------------------------------------------------------------
                                                                    Number of          Weighted
                                                                                        average
                                                                      options    exercise price
         ---------------------------------------------------------------------------------------
         Options, beginning of period                               1,019,095             $1.31
         Options granted                                                2,000              0.64
         Options exercised                                                  -                 -
         Impact of 315,000 options repriced from $2.94 to $0.64             -            (2.30)
         ---------------------------------------------------------------------------------------
         Options, end of period                                     1,021,055             $0.90
         ---------------------------------------------------------------------------------------



          Compensation expense related to options issued to employees with an exercise price of $.01 that vested in the three months ended September 30, 2001 totalled $246,600.

          Compensation expense related to options issued to non-employees at an exercise price of $2.94 that vested in the three months ended September 30, 2001 have been included in general and administrative expense and totalled $12,500.


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

MERILUS, INC.
(formerly Golden Soil, Inc.)
(A Development Stage Enterprise)

Notes to Interim Consolidated Financial Statements (Unaudited)
Expressed in US Dollars

Nine months ended September 30, 2001

--------------------------------------------------------------------------------

6.   Share capital (continued):

     (c) Warrants:


          The following  table sets forth  information  concerning  the warrants
          granted  to  the  Company's  officers,   directors,   and  others  and
          outstanding as of September 30, 2001:



         ------------------------------------------------------------------
                                                    Number of
                                                     warrants     Exercise
                                    Expiry date       granted        price
         ------------------------------------------------------------------
          Warrants issued:

           April 8, 2001            May 8, 2003       500,000       $ 1.00
         ------------------------------------------------------------------


          On October 15, 2001 the above warrants were repriced to $0.25 per share (see note 7(d)).


          No warrants were granted or exercised during the three months ended September 30, 2001.


7.   Subsequent events

         Subsequent to the period end, the following transactions occurred:

          a) In accordance with its original terms, Jacques Fischer exercised the conversion option on the convertible note. As a result, the $150,000 note plus accrued interest of $5,129 was converted to 182,504 common shares of the Company.

          b) The company settled accounts payable of $21,458 for legal services by issuing 35,000 common shares. This resulted in an extraordinary loss of $46,702 on settlement.

          c) Bank Sal Oppenheim Jr. & CIE (Schweiz) AG renegotiated the terms of its note and converted its note to 250,000 common shares of the Company. This resulted in an extraordinary loss of $335,691 upon settlement of the note.

          d) The company issued 500,000 common shares for proceeds of $125,000 upon exercise of the 500,000 warrants by the holder (note 6(c)).

               As a result of the warrants being repriced from $1.00 per share to $0.25, additional stock-based compensation of $125,000 will be recorded at the date of modification, October 15, 2001, as additional general financing expenses. The additional compensation expense represents the incremental fair value of the modified warrant over the fair value of the original warrant award.

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


We began our development efforts in November 1997, and since inception have incurred costs totaling $ 1,611,707 including $482,770 in stock based compensation. Product development expenses for the quarters ended September 30, 2001 and 2000 were $394,420 and $110,658, respectively which include stock based compensation of $112,870 and $nil, respectively. Product development expenses for the nine months ended September 30, 2001 and 2000 were $898,766 and $170,996, respectively which include stock based compensation of $249,870 and $nil, respectively.


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

From inception through September 30, 2001, Merilus incurred selling and marketing costs of $1,800,943 including $ 422,060 in stock based compensation. Selling and Marketing expenses for the quarters ended September 30, 2001 and 2000 were $ 331,552 and $ 148,817, respectively which includes stock based compensation of $ 148,060 and $ nil, respectively. Selling and Marketing expenses for the nine months ended September 30, 2001 and 2000 were $ 891,662 and $ 209,104, respectively which includes stock based compensation of $ 285,060 and $ nil, respectively. The Selling and Marketing expenses in the nine months ended September 30, 2001 represent the annual equivalent of $ 1,188,883 or a 326 percent increase compared with the September 30, 2000 nine month period, principally due to the introduction of our new products.


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


Merilus incurred general and administrative costs for the quarters ended September 30, 2001 and 2000 of $ 373,381 and $ 122,106, respectively including $ 146,320 in stock based compensation in the quarter ended September 30, 2001 and $ nil in the quarter ending September 30, 2000. General and administrative costs for the nine months ended September 30, 2001 and 2000 were $ 2,191,629 and $ 282,607, respectively including $1,319,270 in stock based compensation in the nine months ended September 30, 2001 and $nil in the nine months ending September 30, 2000. General and administrative expenses have increased in the fiscal 2001 periods due to increased corporate activity due to the release of the FireCard products and $ 953,750 in compensation related to share and warrants issuances to a director for financing services provided. We expect that general and administrative expenses will increase in absolute dollars in future periods as we incur additional costs due to the growth of our business. At present, we are unable to quantify such future expenditures accurately.

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


Total stock-based compensation for employees for the nine months ended September 30, 2001 is $900,450, which includes $739,800 for the 510,555 non-qualified stock options noted above and $160,650 in compensation for options accounted for under variable accounting rules. Compensation to non-employees of $991,250 for services provided includes $953,750 in compensation related to share and warrant issuances to a director for financing services provided. Stock-based compensation for the nine months ended September 30, 2000 is $nil.

The Company has also conditionally granted a further 300,000 non-qualified stock options at a strike price of one cent per share. These options will vest subject to specific performance-based criteria.


We intend to continue to use employee stock options to attract and retain critical talent. However, we expect to limit significantly the use of stock options priced below market. As a result, we expect that stock compensation resulting from such future grants will be lower. At present, we are unable to quantify such additional future charges accurately.

Liquidity and Capital Resources

Through the nine months to September 2001, we have sold to Imperium Capital 250,000 shares of our common stock at a price of $1.00 per share, and 250,000 common stock units which consisted of 250,000 shares of common stock and 500,000 common stock purchase warrants for proceeds of $250,000. The fair value of the shares and warrants issued for those two transactions is $343,750 and $1,110,000 respectively. Each common stock warrant can be utilized to purchase an additional common share for $0.25 each. The warrants were exercised subsequent to the period end for cash proceeds of $125,000. A director of Merilus Inc controls Imperium Capital.


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