Form 10KSB
period 2004-12-31
MERILUS INC
filed 2005-12-08
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2004
                                     -----------------

[]TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number       0-28475
                                            ----------

                            Merilus, Inc.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                      87-0635270
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

10776 Wyngate Park Drive, P.O. Box 95625, South Jordan, Utah      84095
--------------------------------------------------------------- ---------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code: (801) 253-6604
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
------------------                  -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ ] No [X] (2) Yes[X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

  State issuer's revenues for its most recent fiscal year: $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company's common stock has very limited trading with a nominal price of $0.003 per share or $13,306 value for non-affiliated stock.

  As of November 30, 2005, the Registrant had 11,170,804 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                     PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements."

BUSINESS
--------

     The Company was incorporated in Nevada in May 1985. The Company's initial business endeavors were not successful and in December 2000, the Company entered into an agreement to acquire Merilus Technologies, Inc. ("MTI"), a British Columbia, Canada corporation. As part of the acquisition, the Company raised funds through a private placement which were loaned to MTI. MTI later was forced to file for bankruptcy protection and was liquidated under the laws of Canada. Since the liquidation of MTI, the Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

                  ITEM 2. DESCRIPTION OF PROPERTIES

     The Company does not maintain an administrative office but utilizes the mailing post office box of the Company's president, Denny Nestripke. Without current operations, the Company does not believe it is necessary to have an office.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Pink Sheets with very limited trading volume. Set forth below are the high and low bid prices for the Company's Common Stock, for the respective quarters. Although the Company's common stock is quoted on the Pink Sheets, it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
December 2004              $0.001          $0.001
September 2004             $0.001          $0.001
June 2004                  $0.001          $0.001
March 2004                 $0.001          $0.001

     At November 29, 2005, the bid and asked price for the Company's Common Stock was $0.003 and $0.006, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At November 30, 2005, the Company had approximately 39 shareholders based on the shareholders of record on the Company's transfer agent list.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

     Since the termination of the operations of MTI, the Company has not been engaged in any business operations. The Company has been unable to locate another business opportunity and currently has no material operations.

     Management of the Company believes the best chance to obtain value for the shareholders is to seek a merger or acquisition with an existing business. At this time, management has been unable to locate any potential mergers or acquisitions.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments may require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. The Company does not have the financial resources to pay such cost but will rely on existing shareholders to pay such cost. Mr. Nestripke is currently providing his services without remuneration; however, it is expected that if an agreement or acquisition is reached that Mr. Nestripke will receive some form of compensation at such time. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 31, 2004, the Company had no assets and liabilities of $2,723. A shareholder of the Company paid such existing liabilities and was given a promissory note to cover the advances on behalf of the Company. Expenses incurred in 2005 represent only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management and shareholders indicate a willingness to help support the Company's ongoing expenses.

     For the twelve months ended December 31, 2004, the Company had $2,598 in expenses related to maintaining its corporate status. Management anticipates expenses to increase as the Company updates its filings and completes additional auditing and accounting work.

     The Company generated no revenue in 2004 and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities. The Company's financial statements contain a going concern opinion on the Company's ability to continue in business.

     Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS
---------------------

     The Company has not had any revenue since inception. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.

                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. The Company hired a new public accountant to audit the 2004 financial statements who was located closer to the Company's new president. There were no disagreements with the prior auditors but since no auditor was used for several years, the Company felt a new auditor closer to the current location was preferable to the auditors used before.

                   ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14c and 15d- 14c of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures within 90 days of this filing.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   ITEM 8B.  OTHER INFORMATION

None
                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of December 1, 2005, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Denny Nestripke   58        President and           2005
                            Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Denny W. Nestripke, 58, has been employed as a certified public accountant for his own CPA firm since December of 2004. Prior to that time he attended the University of Utah, completing a Master of Family Ecology degree.

He also received a Bachelor of Science degree in accounting from the University of Utah in 1977. Between 1996 and 1998 Mr. Nestripke was self- employed as a financial consultant and between 1989 and 1995 he was the controller for Magnum Petroleum, Inc., a public oil and gas exploration and development company listed on the American Stock Exchange.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

     (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

         (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not aware of any late reports filed by officers, directors and ten percent shareholders.

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2004, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Denny Nestripke     2004   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                    2003    -0-     -0-       -0-         -0-      -0-     -0-       -0-

                    2002    -0-     -0-       -0-         -0-      -0-     -0-       -0-
-----------------

     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2005, 2004, and 2003.

     Bonuses and Deferred Compensation

      None.

     Compensation Pursuant to Plans.

      None.

     Pension Table

      None.

     Other Compensation

      None.

     Compensation of Directors.

      None.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of November 30, 2005, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 11,170,804 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common   Micvic, LLC               6,735,600                60.3%
         4764 South 900 East
         Salt Lake City, Utah

OFFICERS, DIRECTORS AND NOMINEES:

Common   Denny Nestripke                   -0-             -0-
         All Officers
         and Directors
         as a Group (1 person)             -0-             -0-

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended December 31, 2004, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     INDEBTEDNESS OF MANAGEMENT

     Except as set forth above, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     TRANSACTIONS WITH PROMOTERS

     There have been no transactions between the Company and promoters during the last fiscal year.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                  Page
-----------------                                                  ----

Report of Independent Registered Public Accounting Firm             F-1

Balance Sheet                                                       F-2

Statements of Operations                                            F-3

Statements of Stockholders' Equity (Deficit)                        F-4

Statements of Cash Flows                                            F-5

Notes to Financial Statements                                     F-6-8

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS. The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           -------------
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Incorporation     Incorporated
                                                      by reference*

 3.02           3       Amended Articles of
                        Incorporation                 Incorporated
                                                      by reference**

 3.03           3       Amended Articles of
                        Incorporation                 Incorporated
                                                      by reference***

 3.04           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*

31.01          31       CEO certification Pursuant
                           to 18 USC Section 1350, as
                         adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

31.02          31       CFO certification Pursuant
                           to 18 USC Section 1350, as
                         adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002    This Filing

32.01           32      CEO Certification pursuant to
                        section 906                      This Filing

32.02           32      CFO Certification pursuant to
                        Section 906                      This Filing


* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no.000-28475.

** Incorporated by reference from the Company's definitive 14C filed on July 31, 2000, with the Commission, SEC file no.000-28475.

*** Incorporated by reference from the Company's definitive 14C filed on January 9, 2001, with the Commission, SEC file no.000-28475.



         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees incurred for the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $1,400 for the year ending December 31, 2004.

2) Audit-Related Fees - $-0-. 3) Tax Fees. -0- 4) All Other Fees. -0-. 5) Not applicable. 6) Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  Merilus, Inc.


Date: December 1, 2005          By: Denny W. Nestripke, President and Director
                                (Principal Executive Officer)

                                  MERILUS, INC.
                          (A Development Stage Company)


                                CONTENTS


                                                                   PAGE


Report of Independent Registered Public Accounting Firm             F-1

Balance Sheet                                                       F-2

Statements of Operations                                            F-3

Statement of Stockholders' Equity (Deficit)                         F-4-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                       F-7

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Merilus, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. (a Nevada development stage corporation) as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2004, and the results of its operations, stockholders' deficit, and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/ Smith &
                                     Company


                                   Certified Public Accountants
Salt Lake City, Utah
November 15, 2005


         4764 South 900 East, Suite 1 o Salt Lake City, Utah 84117-4977
              Telephone: (801) 281-4700 o Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

                                  Merilus, Inc.
                       ( a development stage enterprise )
                                  Balance Sheet

                                                                                               December 31,
                                                                                                   2004
                                                                                             ----------------

ASSETS:
Current Assets:                                                                              $              -
                                                                                             ----------------

             Total Assets                                                                    $              -
                                                                                             ================


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
       Accounts payable                                                                      $          2,723

             Total Liabilities                                                                          2,723
                                                                                             ----------------

Stockholders' Deficit
       Preferred Stock - $1.00 par value, 1 share authorized, 0 share issued and outstanding                -
       Common Stock - $0.001 par value, 100,000,000 shares authorized, 11,170,804 issued and
       outstanding                                                                                     11,171
       Additional paid-in capital                                                                   3,200,082
       Deficit accumulated during the development stage                                           (3,213,976)

             Total Stockholders' Deficit                                                              (2,723)
                                                                                             ----------------

             Total Liabilities and Stockholders' Deficit                                     $              -
                                                                                             ================


              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                                                              From the date
                                                                                                               of inception
                                                                                                              (May 7, 1985)
                                                             For the years ended                                 through
                                                   December 31,              December 31,                     December 31,
                                                       2004                      2003                             2004
                                               --------------------     ----------------------             -------------------
Revenue                                        $                  -     $                    -             $                 -
                                               --------------------     ----------------------             -------------------

Expenses                                                     (2,598)                      (125)                     (3,213,976)
                                               --------------------     ----------------------             -------------------

Net Loss                                       $             (2,598)    $                 (125)            $        (3,213,976)
                                               ====================     ======================             ===================


Net loss per share of common stock             $               0.00     $                 0.00             $             (0.54)
                                               ====================     ======================             ===================


Weighted average number of common shares
outstanding                                              11,170,804                 11,170,804                       5,984,161
                                               ====================     ======================             ===================





              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                  Statements of Stockholders' Equity (Deficit)
       From the date of inception (May 7, 1985) through December 31, 2004

                                 Preferred        Common         Preferred        Common        Paid in          Accumulated
                                  Shares          Shares           Stock          Stock         Capital            Deficit
                                -----------   --------------    ------------   -----------     ------------     --------------
BALANCE, May 7, 1985
 - date of inception                      0                0    $          -   $         -     $          -     $            -
Common Stock issued for
 cash through December 1991
 ($0.006 / share)                                  3,750,000                         3,750           18,750

Common Stock issued for
 cash through December 1992
 ($0.005 / share)                                  1,000,000                         1,000            4,000

Common Stock issued for
 cash through December 1999
 ($0.009 / share)                                  2,000,000                         2,000           15,500

Net Operating Loss from the
 date of inception through
 December 1999                                                                                                         (45,500)
                                -----------   --------------    ------------   -----------     ------------     --------------

BALANCE, December 1999                    0        6,750,000    $          -   $     6,750     $     38,250     $      (45,500)
                                -----------   --------------    ------------   -----------     ------------     --------------

Issuance and exercise of
 warrants for the purchase
 of common stock, November
 2000 ($1.00 / share)                              2,000,000                         2,000        1,998,000

Issuance of preferred stock
 in trust in contemplation
 of acquiring shares of
 Merilus Technologies, Inc.,
 December 2000 (Note 2)                   1                                1                             (1)

Net Operating Loss for the
 year ended December 2000                                                                                               (7,775)
                                -----------   --------------    ------------   -----------     ------------     --------------

BALANCE, December 2000                    1        8,750,000    $          1   $     8,750     $  2,036,249     $      (53,275)
                                -----------   --------------    ------------   -----------     ------------     --------------

Shares of common stock
 issued for cash June 2001
 ($1.00 / share - Note 2)                            600,000                           600          599,400

Shares of common stock
 issued for cash November
 2001 ($0.85 / share - Note 2)                       182,504                           183          154,945

Shares of common stock
 issued for legal services,
 November 2001 ($0.85 /
 share - Note 2)                                      35,000                            35           29,715

Shares of common stock
 issued for cash December
 2001 ($0.50 / share -
 Note 2)                                             750,000                           750          374,250

Issuance of shares of
 common stock pursuant
 to an exchange agreement
 December 2001 ($0.001 /
 share - Note 2)                                     828,300                           828             (828)

Issuance of shares of
 common stock for services
 rendered, December 2001
 ($0.25 / share - Note 2)                             25,000                            25            6,350

Termination of trust
 agreement (Note 2)                      (1)                              (1)                             1

Net Operating Loss for the
 year ended December 2001
 (Note 2)                                                                                                           (3,157,978)
                                -----------   --------------    ------------   -----------     ------------     --------------

                                  Merilus, Inc.
                       ( a development stage enterprise )
            Statements of Stockholders' Equity (Deficit) (continued)
       From the date of inception (May 7, 1985) through December 31, 2004



                                 Preferred        Common         Preferred        Common        Paid in          Accumulated
                                  Shares          Shares           Stock          Stock         Capital            Deficit
                                -----------   --------------    ------------   -----------     ------------     --------------
BALANCE, December 2001                    0       11,170,804    $          -   $    11,171     $  3,200,082     $   (3,211,253)
                                -----------   --------------    ------------   -----------     ------------     --------------
Net Operating Loss for
 the year ended December 2002                                                                                                -
                                -----------   --------------    ------------   -----------     ------------     --------------

BALANCE, December 2002                    0       11,170,804    $          -   $    11,171     $  3,200,082     $   (3,211,253)
                                -----------   --------------    ------------   -----------     ------------     --------------
Net Operating Loss for the
 year ended December 2003                                                                                                 (125)
                                -----------   --------------    ------------   -----------     ------------     --------------

BALANCE, December 2003                    0       11,170,804    $          -   $    11,171     $  3,200,082     $   (3,211,378)
                                -----------   --------------    ------------   -----------     ------------     --------------
Net Operating Loss for the
 year ended December 2004                                                                                               (2,598)
                                -----------   --------------    ------------   -----------     ------------     --------------

BALANCE, December 2004                    0       11,170,804    $          -   $    11,171     $  3,200,082     $   (3,213,976)
                                ===========   ==============    ============   ===========     ============     ==============




                     The accompanying notes are an integral
                      part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                                        From the date
                                                                                         of inception
                                                                                        (May 7, 1985)
                                                           For the years ended             through
                                                December 31,         December 31,       December 31,
                                                    2004                 2003               2004
                                              ---------------      ---------------     --------------

OPERATING ACTIVITIES:
Net loss from operations                      $        (2,598)     $          (125)    $      (55,998)
Adjustment to reconcile net loss to
  net cash position
    Accounts payable                                    2,598                  125              2,723
    Common stock issued for services                                                           36,125
                                              ---------------      ---------------     --------------

    Net cash used for operating activities                  -                    -            (17,150)
                                              ---------------      ---------------     --------------

INVESTING ACTIVITIES:
Investment in Merilus
 Technologies, Inc. (Note 2)                                -                    -         (3,157,978)
                                              ---------------      ---------------     --------------

    Net cash used for investing activities                  -                    -         (3,157,978)
                                              ---------------      ---------------     --------------

FIANCING ACTIVITIES:
Proceeds from issuance of common stock                      -                    -          3,175,128
                                              ---------------      ---------------     --------------

    Net cash provided from financing
      activities                                            -                    -          3,175,128
                                              ---------------      ---------------     --------------

Net cash position at start of period                        -                    -                  -
                                              ---------------      ---------------     --------------

Net cash position at end of period            $             -      $             -     $            -
                                              ===============      ===============     ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                          Notes to Financial Statements

Note 1: Summary of Significant Accounting Policies

Development stage enterprise

Merilus, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 7, 1985. The Company is considered a development stage enterprise as defined in SFAS 7 because since its inception, it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

The nature of the development stage activities in which the Company has been engaged include the forward split of its outstanding shares of common stock on a basis of 200 for 1 in 1999 and the filing of a Form 10-SB with the United States Securities and Exchange Commission (SEC). This action was undertaken in order to become a publicly traded "shell" corporation, seeking to acquire an existing business. During the year 2000, the Company again forward split its common stock on a basis of 10 for 1 and amended its articles of incorporation to authorize the issuance of a preferred class of stock. The financial statements of the Company retroactively reflect the effects of both of these forward splits.

During the year 2000 the Company filed a definitive information statement pursuant to Section 14c of the Securities Act of 1934, to disclose that it had entered into a reorganization agreement ("Agreement") with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"). MTI, a British Columbia corporation, was also a development stage enterprise. During 2001 the Company attempted to complete the terms of the Agreement; however, MTI filed for bankruptcy in 2003 and the acquisition of MTI was never consummated as contemplated. The Company continues to operate as a development stage enterprise seeking to raise capital and attempting to acquire an operating entity. (See Note 2)

Use of estimates

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Net loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. For the period from the date of inception through December 31, 2004, the weighted number of shares is represented by cumulating the number of shares outstanding at the end of each year since the Company's inception and dividing that number by the number of years (20) since the Company's inception.

Income taxes

The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management has determined that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

Revenue recognition

The Company has not had any realizable sources of revenue and consequently, has not established a policy for the recognition of revenue.

New accounting pronouncements

In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock". The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments, and therefore no impact will be made on the financial statements of the Company.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs". This Statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that Statement No. 151 will have no significant impact on the financial statements.

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets". This Statement confirms that exchanges of non-monetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of non-monetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company has recorded transactions in its common stock in accordance with this statement.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management believes that the application of SFAS No. 123 (revised 2004) may have an adverse effect on future results of operations, if the Company should choose to compensate any future employees with equity instruments of the Company.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The effective date for the Company is for fiscal years beginning after December 15, 2005. The Company believes that Statement No. 154 will have no significant impact on the financial statements.

Note 2: Reorganization Agreement

During the year 2000 and in contemplation of entering into the Agreement for the purpose of acquiring all of the issued and outstanding shares of MTI, the Company issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share. Upon entering into the Agreement the warrants were exercised and the Company received $2,000,000, which was given to MTI in the form of notes receivable. Pursuant to the Agreement a trust was established into which the Company issued 1 share of preferred stock that represented 3,767,500 "exchangeable shares" of the Company's common stock. Upon surrender by MTI shareholders of their MTI stock, the Company would issue its common stock to the MTI shareholder. By end of the year 2001, the Company had issued 828,300 shares of its common stock, which represented approximately 22% of the exchangeable shares. Subsequent to this issuance, no further shares of the Company's common stock were issued to MTI shareholders pursuant to the Agreement and the Company cancelled the preferred share that had been issued. The 828,300 shares that were issued were valued on the Company's financial statements at par value.

During the year 2001, the Company conducted its operations as though it had acquired MTI even though its control of MTI was only through the Agreement and the officers and directors that were elected pursuant thereto. During this year the Company issued shares of its common stock for the benefit of MTI in the following amounts: 60,000 shares for services rendered valued at the approximate fair market value at the time of issuance of $36,125 (per share price ranging between $0.25 and $1.00); and 1,532,504 shares for cash valued at the cash consideration received (per share price ranging between $0.25 and $1.00).

During 2003 MTI filed for bankruptcy in British Columbia, Canada, listing the Company as an unsecured creditor in the amount of $3,550,294. The Company has not collected any amounts from the bankruptcy proceedings and does not anticipate the collection of any amounts.

Note 3: Net Loss from Operations

During 2003, the Company incurred a loss of $125 as a result of filing fees required to be paid to the state of Nevada. During 2004, the Company also incurred a loss of $125 as a result of filing fees required to be paid to the state of Nevada and $2,473 as reinstatement fees required to be paid to the Company's stock transfer agent. During 2005, a shareholder of the Company satisfied these obligations without receiving any consideration from the Company and the $2,723 was recorded as "paid in capital".

Note 4: Contingent Liabilities

To the extent that the Company was a party to any financial transactions that were not discharged through MTI's bankruptcy proceedings, including the obligations associated with the issuance of the one share of preferred stock, or that may not have been listed as part of MTI's bankruptcy, the Company may have contingent liabilities. To the best of management's knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented and no contingent liabilities exist.