Form 10QSB
period 2005-03-30
Merilus, Inc.
filed 2005-12-21
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECCTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005
                                         --------------


[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to __________

                         Commission File Number 0-28475
                                                -------


                                  Merilus, Inc.

              (Exact name of small business issuer in its charter)

           Nevada                                          87-0635270

(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


       10776 Wyngate Park Drive, P.O. Box 95625, South Jordan, Utah 84095

                    (Address of principal executive offices)

                                 (801) 253-6604

                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [ ] No [X]          (2) Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     11,170,804 shares of $0.001 par value common stock on December 14, 2005

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                                TABLE OF CONTENTS


Part I FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets, March 31, 2005 (unaudited) and December 31, 2004

     Statements of Operations, for the three months ended March 31, 2005 and March 31, 2004 (unaudited); and from the date of inception (May 7, 1985) through March 31, 2005 (unaudited)

     Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through March 31, 2005 (unaudited)

     Statements of Cash Flows, for the three months ended March 31, 2005 and March 31, 2004 (unaudited); and from the date of inception (May 7, 1985) through March 31, 2005 (unaudited)

     Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.


Part II - OTHER INFORMATION (any item which is inapplicable or to which the answer is negative, has been omitted and no reference thereto has been made in this report).

Item 6. Exhibits and Reports on Form 8-K

Part I FINANCIAL INFORMATION

Item 1. Financial Statements


                                  Merilus, Inc.
                       ( a development stage enterprise )
                                 Balance Sheets

                                                              March 31,       December 31,
                                                                 2005             2004
                                                             (unaudited)
                                                            --------------   --------------
ASSETS:
Current Assets:                                             $            0   $            0
                                                            --------------   --------------

                                          Total Assets      $            0   $            0
                                                            ==============   ==============


LIABILITIES
AND
STOCKHOLDERS' (DEFICIT)
Current
Liabilities:
               Accounts payable                                      3,064            2,723

                                      Total Liabilities              3,064            2,723
                                                            --------------   --------------

Stockholders' (Deficit)
   Preferred Stock - $1.00 par value, 1 share authorized,
     0 share issued and outstanding                                      0                0
   Common Stock - $0.001 par value, 100,000,000 shares
     authorized, 11,170,804 issued and outstanding                  11,171           11,171
   Additional paid-in capital                                    3,200,082        3,200,082
   Deficit accumulated during the development stage             (3,214,317)      (3,213,976)
                                                            --------------   --------------

                           Total Stockholders' (Deficit)            (3,064)          (2,723)
                                                            --------------   --------------

          Total Liabilities and  Stockholders' (Deficit)    $            0   $            0
                                                            ==============   ==============


         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                            From the date
                                                                             of inception
                                                                            (May 7, 1985)
                                            For the three months ended         through
                                            March 31,        March 31,        March 31,
                                               2005             2004             2005
                                           (unaudited)       (unaudited)     (unaudited)
                                          --------------   --------------   --------------
Revenue                                   $            0   $            0   $            0
                                          --------------   --------------   --------------

Expenses                                           (341)            (743)      (3,214,317)
                                          --------------   --------------   --------------

Net Loss                                  $        (341)   $        (743)   $  (3,214,317)
                                          ==============   ==============   ==============


Net loss per share of common stock        $       (0.00)   $       (0.00)   $       (0.50)
                                          ==============   ==============   ==============


Weighted average number of common shares
       outstanding                            11,170,804       11,170,804        6,461,927
                                          ==============   ==============   ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                Statements of Stockholders' (Deficit) (unaudited)
         From the date of inception (May 7, 1985) through March 31, 2005

                                                  Preferred       Common     Preferred     Common       Paid in      Accumulated
                                                    Shares        Shares       Stock        Stock       Capital        Deficit
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, May 7, 1985 - date of inception                   0              0  $       0   $         0  $         0   $            0
Common Stock issued for cash through
  December 1991 ($0.006/share)                                    3,750,000                    3,750       18,750
Common Stock issued for cash through
  December 1992 ($0.005/share)                                    1,000,000                    1,000        4,000
Common Stock issued for cash through
  December 1999 ($0.009/share)                                    2,000,000                    2,000       15,500
Net Operating Loss from the date of inception
  through December 1999                                                                                                    (45,500)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 1999                                     0      6,750,000          0         6,750       38,250          (45,500)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Issuance and exercise of warrants for the
  purchase of common stock November 2000
  ($1.00/share)                                                   2,000,000                    2,000    1,998,000
Issuance of preferred stock in trust in
  contemplation of acquiring shares of
  Merilus Technologies, Inc.,
  December 2000 (Note 2)                                   1                         1                        (1)
Net Operating Loss for the year ended
  December 2000                                                                                                             (7,775)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2000                                     1      8,750,000          1         8,750    2,036,249          (53,275)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Shares of common stock issued for cash
  June 2001 ($1.00 / share - Note 2)                                600,000                      600      599,400
Shares of common stock issued for cash
  November 2001 ($0.85 / share - Note 2)                            182,504                      183      154,945
Shares of common stock issued for legal
  services, November 2001 ($0.85/share-Note 2)                       35,000                       35       29,715
Shares of common stock issued for cash
  December 2001 ($0.50/share - Note 2)                              750,000                      750      374,250
Issuance of shares of common stock pursuant
  to an exchange agreement December 2001
  ($0.001/share - Note 2)                                           828,300                      828        (828)
Issuance of shares of common stock for
  services rendered December 2001
  ($0.25/share - Note 2)                                             25,000                       25        6,350
Termination of trust agreement (Note 2)                   (1)                       (1)                         1
Net Operating Loss for the year ended
  December 2001 (Note 2)                                                                                                (3,157,978)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2001                                     0     11,170,804          0        11,171    3,200,082       (3,211,253)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Net Operating Loss for the year ended
  December 2002                                                                                                                  0
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2002                                     0     11,170,804          0        11,171    3,200,082       (3,211,253)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Net Operating Loss for the year ended
  December 2003                                                                                                               (125)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2003                                     0     11,170,804          0        11,171    3,200,082       (3,211,378)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Net Operating Loss for the year ended
  December 2004                                                                                                             (2,598)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2004                                     0     11,170,804          0        11,171    3,200,082       (3,213,976)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Net Operating Loss for the three months
  ended March 31, 2005 (unaudited)                                                                                            (341)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, March 31, 2005 (unaudited)                        0     11,170,804  $       0   $    11,171  $ 3,200,082   $   (3,214,317)
                                                 ===========   ============  =========   ===========  ===========   ==============


                     The accompanying notes are an integral
                      part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                                 From the date
                                                                                  of inception
                                                                                 (May 7, 1985)
                                                 For the three months ended         through
                                                  March 31,        March 31,        March 31,
                                                    2005             2004             2005
                                                 (unaudited)      (unaudited)      (unaudited)
                                               --------------   --------------   --------------
OPERATING ACTIVITIES:
Net loss from operations                       $         (341)  $         (743)  $      (56,339)
Adjustment to reconcile net loss to
  net cash position
    Accounts payable                                      341              743            3,064
    Common stock issued for services                                                     36,125
                                               --------------   --------------   --------------
Net cash used for operating activities                      0                0          (17,150)
                                               --------------   --------------   --------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc.
  (Note 2)                                                  0                0       (3,157,978)
                                               --------------   --------------   --------------
Net cash used for investing activities                      0                0       (3,157,978)
                                               --------------   --------------   --------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                      0                0        3,175,128
                                               --------------   --------------   --------------
Net cash provided from financing activities                 0                0        3,175,128
                                               --------------   --------------   --------------

Net cash position at start of period                        0                0                0
                                               --------------   --------------   --------------

Net cash position at end of period             $            0   $            0   $            0
                                               ==============   ==============   ==============



         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                    Notes to Financial Statements (Unaudited)

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

Unaudited information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended March 31, 2005, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Going concern

The accompanying unaudited financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7 and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements is dependent at the present time upon loans from shareholders and managements willingness to serve the Company without monetary remuneration. The Company assumes that this arrangement will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

Use of estimates

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Net loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. For the period from the date of inception through March 31, 2005, the weighted number of shares is represented by cumulating the number of shares outstanding at the end of each year since the Company's inception and for the quarterly period ending March 31, 2005, and dividing that number by the number of years (20 1/4) since the Company's inception.

Income taxes

The Company has not had any income in prior periods and therefore, no income taxes were paid. Management has determined that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

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

In December 2004, the FASB issued Statement No. 153, "Exchange of Non- Monetary Assets". This Statement confirms that exchanges of non-monetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of non-monetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company has recorded transactions in its common stock in accordance with this statement.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management believes that the application of SFAS No. 123 (revised 2004) will have an adverse effect on the future results of operations, when current management receives compensation by the issuance of equity instruments of the Company.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The effective date for the Company is for fiscal years beginning after December 15, 2005. The Company believes that Statement No. 154 will have no significant impact on the financial statements.

Note 2: Reorganization Agreement

During the year 2000 and in contemplation of entering into the Agreement for the purpose of acquiring all of the issued and outstanding shares of MTI, the Company issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share. Upon entering into the Agreement the warrants were exercised and the Company received $2,000,000, which was given to MTI in the form of notes receivable. Pursuant to the Agreement a trust was established into which the Company issued 1 share of preferred stock that represented 3,767,500 "exchangeable shares" of the Company's common stock. Upon surrender by MTI shareholders of their MTI stock, the Company would issue its common stock to the MTI shareholders. By end of the year 2001, the Company had issued 828,300 shares of its common stock, which represented approximately 22% of the exchangeable shares. Subsequent to this issuance, no further shares of the Company's common stock were issued to MTI shareholders pursuant to the Agreement and the Company cancelled the preferred share that had been issued. The 828,300 shares that were issued were valued on the Company's financial statements at par value.

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

Note 4: Net Loss from Operations

During each of the three months ended March 31, 2005 and 2004, the Company incurred a loss of $125 as a result of filing fees paid to the state of Nevada and accrued fees due and payable to the Company's transfer agent in the amounts of $216 and $618, respectively.

Note 5: Subsequent Events

On December 14, 2005, the Company reduced all but $25 of its accounts payable by signing a promissory note payable to one of its shareholders in the amount of $4,593.50. The promissory note is due on or before December 31, 2006 and bears interest at the rate of six percent per annum. The terms of the promissory note require that repayment be made in full with accrued interest the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Special Note Regarding Forward-Looking Statements

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

a) Plan of Operations

The Company was incorporated in Nevada in May 1985 and its initial business endeavors were not successful. In December 2000, the Company entered into a reorganization agreement with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"), a British Columbia, Canada corporation. As part of the acquisition, the Company raised capital through a private placement that was loaned to MTI. Prior to the completion of the terms of the reorganization agreement, MTI filed for bankruptcy protection and was liquidated under the laws of Canada. The acquisition of MTI by the Company was never consummated as contemplated.

The Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7 and is seeking an acquisition or merger with an operating entity. In conjunction with its attempts to acquire an operating entity, the Company may attempt to raise capital. A shareholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission. The Company has not entered into a definitive agreement with this shareholder or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever the requirements may reasonably be to further its plan of operations, this shareholder will continue to fund the Company as needed during the next twelve months.

On December 14, 2005, the Company signed a promissory note payable to this shareholder in the amount of $4,593.50, due on or before December 31, 2006, bearing interest at the rate of six percent per annum. The terms of the promissory note require that repayment be made in full with accrued interest the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. After entering into this promissory note, the Company had accounts payable in the amount of $25, after having paid all filing fees and other obligations including the audit of its December 31, 2004 financial statements.

Denny W. Nestripke serves as the Company's sole officer and director, and therefore he acts as Company's management. Even though Mr. Nestripke is not being provided with any compensation on a regular basis, Mr. Nestripke will receive shares of the Company's common stock in conjunction with his services in the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations.

In its search for a business opportunity, management anticipates that the Company will incur additional costs including legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have the wherewithal to meet these financial requirements. Even though the Company may further obligate itself as it pursues its plan of operations, there can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment. At the present time, only Mr. Nestripke serves in management and allowing only one individual to exercise his business judgment in the selection of a business opportunity for the Company presents a significant risk to the Company's shareholders. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's shareholders.

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. The Company is not restricting its search to those business opportunities that have profitable operations. If a business opportunity is acquired that has revenues, there is no assurance that the existence of revenue will result in profitable operations. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that shareholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's shareholders. Inasmuch as the Company only has its equity securities as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized but unissued common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock, including those that will be issued to management, will dilute the ownership percentage that current shareholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change. Management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing post office box of the Company's president for business correspondence. The Company does intend to reimburse management for any out of pocket costs.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.


ITEM 3.    CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

The Company's principal executive and accounting officer has reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10-QSB being filed. Based on this review, the principal executive and accounting officer believes that the disclosure controls and procedures are adequate.

b) Changes in disclosure controls and procedures.

There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit     Reference
Number      Number     Title of Document               Location

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


b) Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the stated capacities and on the dates indicated.

                               Merilus, Inc.


Dated: December 15, 2005       By: /s/ Denny W. Nestripke
                                  Denny W. Nestripke, Chief Executive Officer,
                                  Chief Financial Officer, and Director