Form 10QSB
period 2005-06-30
Merilus, Inc.
filed 2005-12-21
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECCTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005
                                         -------------


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

                                TABLE OF CONTENTS


Part I FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets, June 30, 2005 (unaudited) and December 31, 2004

     Statements of Operations, for the three months ended June 30, 2005 and June 30, 2004 (unaudited); for the six months ended June 30, 2005 and June 30, 2004(unaudited); and from the date of inception (May 7, 1985) through June 30, 2005 (unaudited)

     Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through June 30, 2005 (unaudited)

     Statements of Cash Flows, for the three months ended June 30, 2005 and June 30, 2004 (unaudited); for the six months ended June 30, 2005 and June 30, 2004(unaudited); and from the date of inception (May 7, 1985) through June 30, 2005 (unaudited)

     Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.


Part II - OTHER INFORMATION (any item which is inapplicable or to which the answer is negative, has been omitted and no reference thereto has been made in this report).

Item 6. Exhibits and Reports on Form 8-K

Part I FINANCIAL INFORMATION

Item 1. Financial Statements


                                  Merilus, Inc.
                       ( a development stage enterprise )
                                 Balance Sheets

                                                               June 30,      December 31,
                                                                 2005            2004
                                                             (unaudited)
                                                            --------------  --------------
ASSETS:
Current Assets:                                             $            0  $            0
                                                            --------------  --------------

         Total Assets                                       $            0  $            0
                                                            ==============  ==============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
   Accounts payable                                                  3,280           2,723
                                                            --------------  --------------

         Total Liabilities                                           3,280           2,723
                                                            --------------  --------------

Stockholders' (Deficit)
   Preferred Stock - $1.00 par value, 1 share authorized,
      0 share issued and outstanding                                     0               0
   Common Stock - $0.001 par value, 100,000,000 shares              11,171          11,171
      authorized, 11,170,804 issued and outstanding
   Additional paid-in capital                                    3,200,082       3,200,082
   Deficit accumulated during the development stage             (3,214,533)     (3,213,976)
                                                            --------------  --------------

         Total Stockholders' (Deficit)                             (3,280)         (2,723)
                                                            --------------  --------------

         Total Liabilities and Stockholders' (Deficit)      $            0  $            0
                                                            ==============  ==============



   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                                                        From the date
                                                                                                        of inception
                                                                                                        (May 7, 1985)
                                        For the three months ended        For the six months ended         through
                                         June 30,        June 30,         June 30,        June 30,        June 30,
                                           2005            2004             2005            2004            2005
                                       (unaudited)      (unaudited)     (unaudited)     (unaudited)      (unaudited)
                                      --------------  --------------   --------------  --------------   -------------
Revenu                                $            0  $            0   $            0  $            0   $           0
                                      --------------  --------------   --------------  --------------   -------------

Expeness                                         216             493              557           1,361     (3,214,533)
                                      --------------  --------------   --------------  --------------   -------------

Net Loss                              $         (216) $         (493)  $         (557) $       (1,361)  $  (3,214,533)
                                      ==============  ==============   ==============  ==============   =============


Net loss per share of common stock    $        (0.00) $        (0.00)  $        (0.00) $        (0.00)  $       (0.46)
                                      ==============  ==============   ==============  ==============   =============

Weighted average number of common
   shares outstanding                     11,170,804      11,170,804       11,170,804      11,170,804       6,928,040
                                      ==============  ==============   ==============  ==============   =============




   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                Statements of Stockholders' (Deficit) (unaudited)
         From the date of inception (May 7, 1985) through June 30, 2005


                                                  Preferred       Common     Preferred     Common       Paid in      Accumulated
                                                    Shares        Shares       Stock        Stock       Capital        Deficit
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, May 7, 1985 - date of inception                   0              0  $       0   $         0  $         0   $            0
Common Stock issued for cash through
  December 1991 ($0.006/share)                                    3,750,000                    3,750       18,750
Common Stock issued for cash through
  December 1992 ($0.005/share)                                    1,000,000                    1,000        4,000
Common Stock issued for cash through
  December 1999 ($0.009/share)                                    2,000,000                    2,000       15,500
Net Operating Loss from the date of inception
  through December 1999                                                                                                    (45,500)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 1999                                     0      6,750,000          0         6,750       38,250          (45,500)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Issuance and exercise of warrants for the
  purchase of common stock November 2000
  ($1.00/share)                                                   2,000,000                    2,000    1,998,000
Issuance of preferred stock in trust in
  contemplation of acquiring shares of
  Merilus Technologies, Inc.,
  December 2000 (Note 2)                                   1                         1                        (1)
Net Operating Loss for the year ended
  December 2000                                                                                                             (7,775)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2000                                     1      8,750,000          1         8,750    2,036,249          (53,275)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Shares of common stock issued for cash
  June 2001 ($1.00 / share - Note 2)                                600,000                      600      599,400
Shares of common stock issued for cash
  November 2001 ($0.85 / share - Note 2)                            182,504                      183      154,945
Shares of common stock issued for legal
  services, November 2001 ($0.85/share-Note 2)                       35,000                       35       29,715
Shares of common stock issued for cash
  December 2001 ($0.50/share - Note 2)                              750,000                      750      374,250
Issuance of shares of common stock pursuant
  to an exchange agreement December 2001
  ($0.001/share - Note 2)                                           828,300                      828        (828)
Issuance of shares of common stock for
  services rendered December 2001
  ($0.25/share - Note 2)                                             25,000                       25        6,350
Termination of trust agreement (Note 2)                   (1)                       (1)                         1
Net Operating Loss for the year ended
  December 2001 (Note 2)                                                                                                (3,157,978)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2001                                     0     11,170,804          0        11,171    3,200,082       (3,211,253)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Net Operating Loss for the year ended
  December 2002                                                                                                                  0
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2002                                     0     11,170,804          0        11,171    3,200,082       (3,211,253)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Net Operating Loss for the year ended
  December 2003                                                                                                               (125)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2003                                     0     11,170,804          0        11,171    3,200,082       (3,211,378)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Net Operating Loss for the year ended
  December 2004                                                                                                             (2,598)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, December 2004                                     0     11,170,804          0        11,171    3,200,082       (3,213,976)
                                                 -----------   ------------  ---------   -----------  -----------   --------------

Net Operating Loss for the six months ended
  June 30, 2005 (unaudited)                                                                                                   (557)
                                                 -----------   ------------  ---------   -----------  -----------   --------------
BALANCE, June 30, 2005 (unaudited)                         0     11,170,804  $       0   $    11,171  $ 3,200,082   $   (3,214,533)
                                                 ===========   ============  =========   ===========  ===========   ==============


   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                                                                    From the date
                                                                                                                    of inception
                                                                                                                    (May 7, 1985)
                                                    For the three months ended        For the six months ended         through
                                                     June 30,        June 30,         June 30,        June 30,        June 30,
                                                       2005            2004             2005            2004            2005
                                                   (unaudited)      (unaudited)     (unaudited)      (unaudited)     (unaudited)
                                                  --------------  --------------   --------------  --------------   -------------
OPERATING ACTIVITIES:
Net loss from operations                          $         (557) $       (1,361)  $         (557) $       (1,361)  $     (56,555)
Adjustment to reconcile net loss to net
  cash position
     Accounts payable                                        557           1,361              557           1,361           3,280
     Common stock issued for services                                                                                      36,125
                                                  --------------  --------------   --------------  --------------   -------------
     Net cash used for operating activities                    0               0                0               0         (17,150)
                                                  --------------  --------------   --------------  --------------   -------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc.
  (Note 2)                                                     0               0                0               0      (3,157,978)
                                                  --------------  --------------   --------------  --------------   -------------
     Net cash used for investing activities                    0               0                0               0      (3,157,978)
                                                  --------------  --------------   --------------  --------------   -------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         0               0                0               0       3,175,128
                                                  --------------  --------------   --------------  --------------   -------------
     Net cash provided from financing activities               0               0                0               0       3,175,128
                                                  --------------  --------------   --------------  --------------   -------------

Net cash position at start of period                           0               0                0               0               0
                                                  --------------  --------------   --------------  --------------   -------------

Net cash position at end of period                $            0  $            0   $            0  $            0   $           0
                                                  ==============  ==============   ==============  ==============   =============


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the six months ended June 30, 2005, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Net loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. For the period from the date of inception through June 30, 2005, the weighted number of shares is represented by cumulating the number of shares outstanding at the end of each year since the Company's inception and for the semi-annual period ending June 30, 2005, and dividing that number by the number of years (20 1/2) since the Company's inception.

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

Note 4: Net Loss from Operations

During each of the six months ended June 30, 2005 and 2004, the Company incurred a loss of $125 as a result of filing fees paid to the state of Nevada and accrued fees due and payable to the Company's transfer agent in the amounts of $432 and $1,236, respectively.

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

The Company's principal executive and accounting officer has reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10- QSB being filed. Based on this review, the principal executive and accounting officer believes that the disclosure controls and procedures are adequate.

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

                                      Merilus, Inc.


Dated: December 16, 2005              By: /s/ Denny W. Nestripke

                                         Denny W. Nestripke, Chief Executive
                                          Officer, Chief Financial Officer,
                                          and Director