Form 10KSB
period 2005-12-31
Merilus, Inc.
filed 2006-02-10
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2005 or
                          -----------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-28475

                                  Merilus, Inc.
                 (Name of small business issuer in its charter)

           Nevada                                      87-0635270
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

P. O. Box 95625, South Jordan, Utah 84095 (Address of principal executive offices) (Zip Code)

Issuer's telephone number (801) 253-6604

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
None                                Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, par value $0.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

         State issuer's revenues for its most recent fiscal year. $ 0.00
                                                                  ------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant's common stock has had limited trading volume. On January 13, 2006 the average bid and asked price of the common stock was $0.02, resulting in an aggregate market value of $110,880 for non-affiliated stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 2, 2006, the registrant had 11,920,804 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes: None

                                     PART I

Item 1. Description of Business

Merilus, Inc. ("Company") was incorporated in Nevada in May 1985 and its initial business endeavors were not successful. During the year 2000 the Company filed a definitive information statement pursuant to Section 14c of the Securities Act of 1934, to disclose that it had entered into a reorganization agreement with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"), a British Columbia, Canada corporation. The Company had issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share and upon entering into the reorganization agreement, the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Terms of the reorganization agreement included the establishment of a trust into which the Company issued 1 share of preferred stock that represented 3,767,500 "exchangeable shares" of the Company's common stock. Upon surrender by MTI shareholders of their MTI stock, the Company would issue its common stock to the MTI shareholder. By end of the year 2001, the Company had issued 828,300 shares of its common stock, which represented approximately 22% of the exchangeable shares. Prior to the completion of the terms of the reorganization agreement, MTI filed for bankruptcy protection and was liquidated under the laws of Canada. The acquisition of MTI by the Company was never consummated as contemplated.

Subsequently, the Company has had no revenue producing operations and is considered a development stage enterprise. The Company is currently seeking an acquisition or merger with an operating entity and has received loans from a shareholder, issued shares of its common stock, and may raise capital through the issuance of its common stock to further these efforts. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, seek such business opportunity in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. The selection of a business opportunity in which to participate is complex and risky and the Company has only limited resources that it may use to find good business opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management. The Company will select a potential business opportunity based on management's business judgment and potentially could act without the consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital. See Item 6(a) Plan of Operations in this report.

Item 2. Description of Property

The Company does not maintain an administrative office but utilizes the mailing post office box of the Company's president, Denny Nestripke, for business correspondence. Without current operations, the Company does not believe that it is necessary to have a business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market information - The principal market for the Company's common stock is the Pink Sheets. The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company's common stock has traded sporadically and in small volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended              High Bid Low Bid

December, 2005             $0.006           $0.003
September, 2005            $0.003           $0.003
June, 2005                 $0.003           $0.001
March, 2005                $0.001           $0.001

December, 2004             $0.001           $0.001
September, 2004            $0.001           $0.001
June, 2004                 $0.001           $0.001
March, 2004                $0.001           $0.001

Holders - At January 17, 2005, the Company had approximately 40 shareholders of record based on information obtained from the Company's transfer agent.

Dividends - Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company's financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

a) Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company's current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a shareholder and has issued shares of its common stock to its president for services rendered. The Company may also issue shares of its common stock to raise equity capital. A shareholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this shareholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this shareholder will continue to provide such financial resources to the Company as needed during the next twelve months.

Nevertheless, the Company's financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements and elsewhere in this report, the Company is in the development stage and has not established any source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A major shareholder of the Company has paid on behalf of the Company certain costs and on December 14, 2005 the Company signed a promissory note payable to the shareholder in the amount of $4,593.50. Subsequently, the Company established a bank account and received a $4,000 cash advance and a commitment of an additional $5,000 from the shareholder, for which the Company signed an additional promissory note. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of six percent per annum the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations.

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director. Mr. Nestripke has not received any financial remuneration for his services and it is not anticipated that any financial remuneration will be paid to Mr. Nestripke. However, during the 4th quarter of 2005, the Company accrued a liability payable to Mr. Nestripke in the amount of $1,500 and an additional amount of $750 was earned during January of 2006. During February of 2006 Mr. Nestripke received 750,000 shares of the Company's common stock valued at $0.003, the prevailing market price during the period that the $2,250 was earned. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements and anticipates that its cash position by the end of the first quarter of 2006 will be minimal. On December 31, 2005, the Company's obligations exceeded its cash position by $10,151 and the Company may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. Consequently, if and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

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

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that shareholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current shareholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized but unissued common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current shareholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change. Mr. Nestripke does not have a contract to remain with the Company over any certain time period and may resign his position prior to the time that a business opportunity is located and/or business reorganization takes place. The common stock issued to Mr. Nestripke is for services rendered through the filing of this report.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing post office box of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the post office box.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 7. Financial Statements

The Company's financial statements are presented immediately following the signature page to this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure. The Company filed a Form 8-K report dated January 2, 2006 to announce the appointment of Child, Van Wagoner & Bradshaw, PLLC as successor principal independent accountants to Smith & Company, which changed its legal form of operation. None of the items of Item 304(b) of Regulation SB are applicable to the event.

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Management believes that the disclosure controls and procedures (as defined in Sections 13a-14c and 15d-14c of the Securities Exchange Act of 1934, as amended) are adequate, based on its evaluation of such disclosure controls and procedures within 90 days of this filing.

(b) Changes in internal controls. There have been no significant changes in the internal controls for the Company or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                     With Section 16(a) of the Exchange Act

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

                                                                     Director or
Name                       Age      Position                     Officer Since
------------------         ---      ---------------------        -------------
Denny W. Nestripke         58       President, Secretary,
                                    Treasurer, Director             2005

Set forth below is certain biographical information regarding the Company's executive officer and director.

Denny W. Nestripke, 58, has been employed as a certified public accountant for his own CPA firm since December of 2004. During the years 2001 through 2004, Mr. Nestripke attended the University of Utah, completing a Master of Science degree. He also received a Bachelor of Science degree in accounting from the University of Utah in 1977.

To the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1) Has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

(2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

         (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

Code of Ethics

The Company has established a Code of Ethics that is applicable during its development stage and during the period of time that the Company is seeking to acquire a business opportunity. The Code of Ethics is given in Exhibit 14.

Item 10. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of the Company's last completed fiscal year):


Name and                   Annual Compensation                Long Term Compensation
Principal Position         Year    Salary   Bonus    Other    Stock    Options/SARs     LTIP     Other
------------------         ----    ------   -----    -----    -----    ------------     ----     -----
Denny W. Nestripke
President, CEO             2005     $1,500  $-0-     $-0-     -0-      -0-              -0-      -0-
                           2004     $-0-    $-0-     $-0-     -0-      -0-              -0-      -0-
                           2003     $-0-    $-0-     $-0-     -0-      -0-              -0-      -0-

Cash Compensation - No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2005, 2004, and 2003.

Bonuses and Deferred Compensation - None

Compensation Pursuant to Plans - None

Pension Table - None

Other Compensation - None

Compensation of Directors - None

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 1, 2006, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 11,920,804 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                                     Amount and Nature of
Title of Class    Name of Beneficial Owner           Beneficial Ownership (1)           Percent of Class
--------------    ------------------------           ------------------------           ----------------
Common            Micvic, LLC                         6,735,600 shares                    56.5%
                  4764 South 900 East
                  Salt Lake City, UT
Common            Denny W. Nestripke                    750,000 shares                     6.3%
                  10776 Wyngate Park Drive
                  South Jordan, UT

                  Name of Officer, Director          Amount and Nature of
Title of Class    and Nominee                        Beneficial Ownership (1)           Percent of Class
--------------    -----------                        ------------------------           ----------------

Common            Denny W. Nestripke                    750,000 shares                     6.3%

Common            All Officers and Directors
                  as a Group                            750,000 shares                     6.3%

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12. Certain Relationships and Related Transactions

Transactions with management and others

A shareholder of the Company paid, on behalf of the Company, certain costs and on December 14, 2005 the Company signed a promissory note payable to the shareholder in the amount of $4,594. Subsequently, the Company has received additional cash advances from the shareholder. As of the date of this report, the Company has received a combined total of $8,594 from the shareholder and a commitment to receive an additional $5,000, and has signed promissory notes in consideration thereof. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of six percent per annum the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations.

The Company's sole officer and director since October of 2005, Denny W. Nestripke, received 750,000 shares of the Company's common stock valued at $0.003 (the prevailing market price during the period of his service), for services rendered through the filing of this report. The services provided by Mr. Nestripke were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations (see Item 6 of this report).

ITEM 13. Exhibits

Financial Statements - the following financial statements are included in this report:

Title of Document                                             Page

Report of Independent Registered Public Accounting Firm       F-1
Balance Sheet                                                 F-2
Statements of Operations                                      F-3
Statements of Stockholders' (Deficit)                         F-4
Statements of Cash Flows                                      F-5
Notes to Financial Statements                                 F-6-8

Financial Statement Schedules - There are no financial statement schedules included as part of this report

Exhibits - The following exhibits are included as part of this report:

Reference    Exhibit
Number       Number    Title of Document                            Location

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

3.02         3         Amended Articles of Incorporation         Incorporated
                                                                 by reference**

3.03         3         Amended Articles of Incorporation         Incorporated
                                                                 by reference***

3.04         3         Bylaws                                    Incorporated
                                                                 by reference*

4.01         4         Specimen Stock Certificate                Incorporated
                                                                 by reference*

10.01        10        Promissory Note dated December 14, 2005   This Filing

10.02        10        Promissory Note dated January 31, 2006    This Filing

14.01        14        Code of Ethics                            This Filing

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company's principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $1,600 for 2005 and $1,400 for 2004

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $0 for 2005 and $0 for 2004

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice, and tax planning: $0 for 2005 and $0 for 2004

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company's principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and
(3) Tax Fees: $0 for 2005 and $0 for 2004

(5) The Company does not have an audit committee

(6) Not Applicable

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

                     Merilus, Inc.

                     By: /s/  Denny W. Nestripke
                        -------------------------------------------------------
                     Denny W. Nestripke, Principal Executive, Financial Officer
                                         and Director

                     Date: February 9, 2006
                           ------------------

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                      By: /s/  Denny W. Nestripke
                          ------------------------------------------------------
                      Denny W. Nestripke, Principal Executive, Financial Officer
                                          and Director

                      Date: February 9, 2006
                            -----------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Merilus, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. (a Nevada development stage enterprise) as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2005, and the results of its operations, stockholders' deficit, and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                         /s/ Child, Van Wagoner & Bradshaw, PLLC

                                         Certified Public Accountants
Salt Lake City, Utah
January 28, 2006 except for Note 6 which is dated February 9, 2006


          Kaysville Office                           Salt Lake Office
1284 West Flint Meadow Drive, Suite "D"      4764 South 900 East, Suite 1
Kaysville, Utah 84037-9590                   Salt Lake City, Utah 84117-4977
(801) 927-1337 o  Fax: (801)927-1344         (801)281-4700 o  Fax: (801)281-4701
                                 www.cpaone.net
                                    Members:
               Utah Association of Certified Public Accountants o
               American Institute of Certified Public Accountants
                    Public Company Accounting Oversight Board

                                  Merilus, Inc.
                       ( a development stage enterprise )
                                  Balance Sheet

                                                                                         December 31,
                                                                                             2005
                                                                                    ------------------------
ASSETS:
Current Assets:
        Cash in Bank                                                                $                  3,998
                                                                                    ------------------------

             Total Assets                                                           $                  3,998
                                                                                    ========================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
        Accounts payable                                                            $                  4,043
        Payable to officer and shareholder                                                            10,106

                                                                                    ------------------------
             Total Liabilities                                                                        14,149
                                                                                    ------------------------

Stockholders' Equity (Deficit)
        Preferred Stock - $1.00 par value, 1 share authorized, 0 share issued and
        outstanding                                                                                        -
        Common Stock - $0.001 par value, 100,000,000 shares authorized, 11,170,804
          shares issued and outstanding                                                               11,171
        Additional paid-in capital                                                                 3,200,457
        Deficit accumulated during the development stage                                          (3,221,779)

                                                                                    ------------------------
             Total Stockholders' Equity (Deficit)                                                    (10,151)
                                                                                    ------------------------

             Total Liabilities and Stockholders' Equity (Deficit)                   $                  3,998
                                                                                    ========================





                 The accompanying notes are an integral part of
                           these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                                            From the date
                                                                                             of inception
                                                                                            (May 7, 1985)
                                                For the years ended                            through
                                      December 31,               December 31,                December 31,
                                          2005                       2004                        2005
                                 ------------------------   ------------------------    -----------------------
Revenue                          $                      -   $                      -    $                     -
                                 ------------------------   ------------------------    -----------------------

Expenses                                           (7,803)                    (2,598)                (3,221,779)
                                 ------------------------   ------------------------    -----------------------

Net Loss                         $                 (7,803)  $                 (2,598)   $            (3,221,779)
                                 ========================   ========================    =======================


Net loss per share of common
stock                            $                  (0.00)  $                  (0.00)   $                 (0.52)
                                 ========================   ========================    =======================


Weighted average number of
common shares outstanding                      11,170,804                 11,170,804                  6,231,144
                                 ========================   ========================    =======================






                 The accompanying notes are an integral part of
                           these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                                  Statements of
                             Stockholders' (Deficit)
                           From the date of inception
                     (May 7, 1985) through December 31, 2005

                                           Preferred       Common        Preferred      Common           Paid in       Accumulated
                                            Shares         Shares          Stock        Stock            Capital        Deficit
                                           ----------    ------------    ----------    -----------    -----------     ------------
BALANCE, May 7, 1985 - date of inception            0               0    $        -    $         -    $         -     $          -
Common Stock issued for cash through
  December 1991 ($0.006 / share)                            3,750,000                        3,750         18,750
Common Stock issued for cash through
  December 1992 ($0.005 / share)                            1,000,000                        1,000          4,000
Common Stock issued for cash through
  December 1999 ($0.009 / share)                            2,000,000                        2,000         15,500
Net Operating Loss from the date of
  inception through December 31, 1999                                                                                      (45,500)
                                           ----------    ------------    ----------    -----------    -----------     ------------
BALANCE, December 31, 1999                          0       6,750,000             -          6,750         38,250          (45,500)
                                           ----------    ------------    ----------    -----------    -----------     ------------
Issuance and exercise of warrants for
  the purchase of common stock
  November 2000 ($1.00 / share)                             2,000,000                        2,000      1,998,000
Issuance of preferred stock in trust
  in contemplation of acquiring shares
  of Merilus Technologies, Inc.,
  December 2000 (Note 2)                            1                             1                            (1)
Net Operating Loss for the year ended
  December 31, 2000                                                                                                         (7,775)
                                           ----------    ------------    ----------    -----------    -----------     ------------
BALANCE, December 31, 2000                          1       8,750,000             1          8,750      2,036,249          (53,275)
                                           ----------    ------------    ----------    -----------    -----------     ------------

Shares of common stock issued for cash
  June 2001 ($1.00 / share - Note 2)                          600,000                          600        599,400
Shares of common stock issued for cash
  November 2001 ($0.85 / share - Note 2)                      182,504                          183        154,945
Shares of common stock issued for legal
  services, November 2001 ($0.85/share
  - Note 2)                                                    35,000                           35         29,715
Shares of common stock issued for cash
  December 2001 ($0.50 / share - Note 2)                      750,000                          750        374,250
Issuance of shares of common stock
  pursuant to an exchange agreement
  December 2001 ($0.001 / share - Note 2)                     828,300                          828           (828)
Issuance of shares of common stock
  for services rendered December 2001
  ($0.25 / share - Note 2)                                     25,000                           25          6,350
Termination of trust agreement (Note 2)            (1)                           (1)                            1
Net Operating Loss for the year ended
  December 31, 2001 (Note 2)                                                                                            (3,157,978)
                                           ----------    ------------    ----------    -----------    -----------     ------------
BALANCE, December 31, 2001                          0      11,170,804             -         11,171      3,200,082       (3,211,253)
                                           ----------    ------------    ----------    -----------    -----------     ------------
Net Operating Loss for the year
  ended December 31, 2002                                                                                                        -
                                           ----------    ------------    ----------    -----------    -----------     ------------
BALANCE, December 31, 2002                         0       11,170,804             -         11,171      3,200,082       (3,211,253)
                                           ----------    ------------    ----------    -----------    -----------     ------------
Net Operating Loss for the year
  ended December 31, 2003                                                                                                     (125)
                                           ----------    ------------    ----------    -----------    -----------     ------------
BALANCE, December 31, 2003                         0       11,170,804             -         11,171      3,200,082       (3,211,378)
                                           ----------    ------------    ----------    -----------    -----------     ------------
Net Operating Loss for the year
  ended December 31, 2004                                                                                                   (2,598)
                                           ----------    ------------    ----------    -----------    -----------     ------------
BALANCE, December 31, 2004                         0       11,170,804             -         11,171      3,200,082       (3,213,976)
                                           ----------    ------------    ----------    -----------    -----------     ------------
Payment of accounts payable
  by shareholder                                                                                              375
Net Operating Loss for the year
  ended December 31, 2005                                                                                                   (7,803)
                                           ----------    ------------    ----------    -----------    -----------     ------------

BALANCE, December 31, 2005                         0      11,170,804     $        -    $    11,171    $ 3,200,457     $ (3,221,779)
                                           ==========    ============    ==========    ===========    ===========     ============

              The accompanying notes are an integral part of these
                              financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                                             From the date
                                                                                              of inception
                                                                                             (May 7, 1985)
                                                    For the years ended                         through
                                           December 31,             December 31,             December 31,
                                               2005                     2004                     2005
                                       ---------------------    ---------------------     --------------------
OPERATING ACTIVITIES:
Net loss from operations               $              (7,803)   $              (2,598)    $            (63,801)
Adjustment to reconcile net loss to
net cash position
     Accounts payable                                  1,320                    2,598                    4,043
     Payable to officer                                1,500                        -                    1,500
     Common stock issued for
     services                                              -                        -                   36,125
                                       ---------------------    ---------------------     --------------------
             Net cash used for
             operating activities                     (4,983)                       -                  (22,133)
                                       ---------------------    ---------------------     --------------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies,
Inc. (Note 2)                                              -                        -               (3,157,978)
                                       ---------------------    ---------------------     --------------------
             Net cash used for
             investing activities                          -                        -               (3,157,978)
                                       ---------------------    ---------------------     --------------------

FIANCING ACTIVITIES:
Proceeds from issuance of common
stock                                                      -                        -                3,175,128
Donation of capital                                      375                        -                      375
Cash advances from shareholder                         4,000                        -                    4,000
Notes and accrued interest payable
to shareholder                                         4,606                        -                    4,606
                                       ---------------------    ---------------------     --------------------
             Net cash provided from
             financing activities                      8,981                        -                3,184,109
                                       ---------------------    ---------------------     --------------------
Net cash position at start of period                       -                        -                        -
                                       ---------------------    ---------------------     --------------------

Net cash position at end of period     $               3,998    $                   -     $              3,998
                                       =====================    =====================     ====================


                 The accompanying notes are an integral part of
                           these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                          Notes to Financial Statements

Note 1: Summary of Significant Accounting Policies

Development stage enterprise

Merilus, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 7, 1985. Since its inception, the Company has not commenced operations that have resulted in significant revenue and is therefore considered a development stage enterprise as defined in SFAS 7. The Company's activities have been devoted primarily to raising capital and attempting to acquire an operating entity.

During 1999 the Company's development stage activities included the forward split of its outstanding shares of common stock on a basis of 200 for 1 and the filing of a Form 10-SB with the United States Securities and Exchange Commission. During the year 2000, the Company again forward split its common stock on a basis of 10 for 1 and amended its articles of incorporation to authorize the issuance of a preferred class of stock. The financial statements of the Company retroactively reflect the effects of both of these forward splits.

During the year 2000 the Company also filed a definitive information statement pursuant to Section 14c of the Securities Act of 1934, to disclose that it had entered into a reorganization agreement ("Agreement") with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"). MTI, a British Columbia corporation, was also a development stage enterprise. During 2001 the Company attempted to complete the terms of the Agreement; however, the acquisition of MTI was never consummated as contemplated and in 2003 MTI filed for bankruptcy. The Company continues to operate as a development stage enterprise seeking to raising capital and attempting to acquire an operating entity. (See Note 2)

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7 and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a shareholder and management's willingness to serve the Company without monetary remuneration. The Company assumes that this arrangement will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations. (See Note 5)

Use of estimates

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

Net loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. For the period from the date of inception through December 31, 2005, the weighted number of shares is represented by cumulating the number of shares outstanding at the end of each year since the Company's inception and dividing that number by the number of years (21) since the Company's inception.

Income taxes

The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

Revenue recognition

The Company has not had any realizable sources of revenue and consequently, has not established a policy for the recognition of revenue.

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". This SFAS, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This SFAS will be effective for the Company at the first reporting period beginning after December 15, 2005. Management believes that the application of SFAS No. 123 (revised 2004) may have an adverse effect on future results of operations if the Company should choose to compensate employees with equity instruments of the Company.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This SFAS replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This SFAS applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This SFAS will be effective for the Company for fiscal years beginning after December 15, 2005. The Company believes that this SFAS will have no significant impact on its financial statements.

Note 2: Reorganization Agreement

During the year 2000 and in contemplation of entering into the Agreement for the purpose of acquiring all of the issued and outstanding shares of MTI, the Company issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share. Upon entering into the Agreement the warrants were exercised and the Company received $2,000,000, which was given to MTI in the form of notes receivable. Pursuant to the Agreement a trust was established into which the Company issued 1 share of preferred stock that represented 3,767,500 "exchangeable shares" of the Company's common stock. Upon surrender by MTI shareholders of their MTI stock, the Company would issue its common stock to the MTI shareholder. By end of the year 2001, the Company had issued 828,300 shares of its common stock, which represented approximately 22% of the exchangeable shares. Subsequent to this issuance, no further shares of the Company's common stock were issued to MTI shareholders pursuant to the Agreement and the Company cancelled the preferred share that had been issued. The 828,300 shares that were issued were valued on the Company's financial statements at par value ($0.001).

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

Note 3: Net Loss from Operations

During 2004, the Company incurred a loss of $2,598, comprised of $125 in filing fees and $2,473 in fees to the Company's stock transfer agent. During 2005, the Company incurred a loss of $7,803, comprised of $227 in filing fees and other costs, $745 in fees to the Company's stock transfer agent, $5,318 for legal and audit fees, $1,500 in management fees, and $13 in accrued interest on a note payable to a stockholder.

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

Note 5: Related Party Transactions

During the fourth quarter of 2005, a shareholder of the Company paid $4,593 of the Company's obligations and advanced $4,000 in cash to the Company. The Company has signed promissory notes due on or before December 31, 2006, in the amount $8,593 including a commitment to receive an additional $5,000. The terms of the promissory notes require that repayment be made in full with accrued interest at the rate of 6% per annum, the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. At December 31, 2005 the Company had accrued interest in the amount of $13 on these notes. At December 31, 2005 the Company has accrued a $1,500 liability to its President for management fees.

Note 6: Subsequent Events

During February 2006 the Company issued 750,000 shares of common stock to its President in consideration of services rendered valued at $2,250, which amount approximated the market value at year-end. Of this amount, $1,500 was accrued at December 31, 2005 as a payable to officer.