Form 10QSB
period 2006-03-31
Merilus, Inc.
filed 2006-05-02
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission File Number 0-28475

                                  Merilus, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         87-0635270
         ------                                         ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                   P.O. Box 581072, Salt Lake City, Utah 84158
                    (Address of principal executive offices)

                                      none
                           (Issuer's telephone number)

                     P.O. Box 95625, South Jordan, UT 84095
                 (Former address, if changed since last report)

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

      11,920,804 shares of $0.001 par value common stock on April 13, 2006
      --------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, March 31, 2006 (unaudited) and December 31, 2005

Statements of Operations, for the three months ended March 31, 2006 and March 31, 2005 (unaudited); and from the date of inception (May 7, 1985) through March 31, 2006 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through March 31, 2006 (unaudited)

Statements of Cash Flows, for the three months ended March 31, 2006 and March 31, 2005 (unaudited); and from the date of inception (May 7, 1985) through March 31, 2006 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.


Part II - OTHER INFORMATION

Item 6. Exhibits  As a part of this filing:

Exhibit 3(ii)     Revised by-laws

Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO
Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CFO

Exhibit 32        Section 1350 Certification - CEO
Exhibit 32        Section 1350 Certification - CFO

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  Merilus, Inc.
                        (a development stage enterprise)
                                  Balance Sheet

                                                                       March 31,           December 31,
                                                                         2006                  2005
                                                                      (Unaudited)
                                                                  ------------------    ------------------
ASSETS:
     Current Assets:
         Cash in Bank                                             $              508    $            3,998
                                                                  ------------------    ------------------

TOTAL ASSETS                                                      $              508    $            3,998
                                                                  ==================    ==================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
     Current Liabilities:
         Accounts payable                                         $            5,990    $            4,043
         Payable to officer and shareholder                                   10,543                10,106
                                                                  ------------------    ------------------
Total Liabilities                                                             16,533                14,149
                                                                  ------------------    ------------------

STOCKHOLDERS' (DEFICIT)
     Preferred Stock - $1.00 par value, 1 share
         authorized, 0 share issued and outstanding                                -                     -
     Common Stock - $0.001 par value, 100,000,000 shares
         authorized, 11,920,804 issued and outstanding at
         March 31, 2006 and 11,170,801 at December 31, 2005                   11,921                11,171
     Additional paid-in capital                                            3,201,957             3,200,457
     Deficit accumulated during the development stage                     (3,229,903)           (3,221,779)
                                                                  ------------------    ------------------
Total Stockholders' (Deficit)                                                (16,025)              (10,151)
                                                                  ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)                      $              508    $            3,998
                                                                  ==================    ==================



              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                        (a development stage enterprise)
                            Statements of Operations


                                                                                                  From the Date
                                                                                                   of inception
                                                                                                  (May 7, 1985)
                                                          For the three months ended                 through
                                                                   March 31,                        March 31,
                                                          2006                  2005                  2006
                                                       (unaudited)           (unaudited)           (unaudited)
                                                   ------------------    -----------------     -----------------
Revenue                                            $                -    $               -     $               -
                                                   ------------------    -----------------     -----------------

Expenses                                                       (8,124)                (341)           (3,229,903)
                                                   ------------------    -----------------     -----------------

Net Loss                                           $           (8,124)   $            (341)    $      (3,229,903)
                                                   ==================    =================     =================

Net loss per share of common stock                 $            (0.00)   $           (0.00)    $           (0.48)
                                                   ==================    =================     =================

Weighted average number of common shares
   outstanding                                             11,670,804           11,170,804             6,718,815
                                                   ==================    =================     =================



              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                        (a development stage enterprise)
                           Statement of Stockholders'
                    (Deficit) From the date of inception (May
                         7, 1985) through March 31, 2006


                                                 Preferred        Common     Preferred    Common          Paid-in      Accumulated
                                                  Shares          Shares       Stock       Stock          Capital        Deficit
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, May 7, 1985
   Date of inception                                     0              0   $        -  $        -  $           -   $           -
Common stock issued for cash
   through December 1991 ($0.006/share)                         3,750,000                    3,750         18,750
   through December 1992 ($0.005/share)                         1,000,000                    1,000          4,000
   through December 1999 ($0.009/share)                         2,000,000                    2,000         15,500
Net Operating Loss from the date of inception
   through December 31, 1999                                                                                              (45,500)
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, December 31, 1999                               0      6,750,000            -       6,750         38,250         (45,500)
                                                 ---------  -------------   ----------  ----------  -------------   -------------

Issuance and exercise of warrants for the
   purchase of common stock November 2000
   ($1.00/share)                                                2,000,000                    2,000      1,998,000
Issuance of preferred stock in trust in
   contemplation of acquiring shares of
   Merilus Technologies, Inc., December
   2000 (Note 2)                                         1                           1                         (1)
Net Operating Loss for the year ended
   December 31, 2000                                                                                                       (7,775)
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, December 31, 2000                               1      8,750,000            1       8,750      2,036,249         (53,275)
                                                 ---------  -------------   ----------  ----------  -------------   -------------

Shares of common stock issued for cash
   June 2001 ($1.00/share - Note 2)                               600,000                      600        599,400
   November 2001 ($0.85/share - Note 2)                           182,504                      183        154,945
   December 2001 ($0.50/share - Note 2)                           750,000                      750        374,250
Shares of common stock issued for legal services
   November 2001 ($0.85/share - Note 2)                            35,000                       35         29,715
Issuance of shares of common stock pursuant to
   an exchange agreement December 2001
   ($0.001/share - Note 2)                                        828,300                      828           (828)
Issuance of shares of common stock for services
   rendered December 2001 ($0.25/share - Note 2)                   25,000                       25          6,350
Termination of trust agreement (Note 2)                 (1)                         (1)                         1
Net Operating Loss for the year ended
   December 31, 2001 (Note 2)                                                                                          (3,157,978)
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, December 31, 2001                               0     11,170,804            -      11,171      3,200,082      (3,211,253)
                                                 ---------  -------------   ----------  ----------  -------------   -------------

Net Operating Loss for the year ended
   December 31, 2002                                                                                                            -
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, December 31, 2002                               0     11,170,804            -      11,171      3,200,082      (3,211,253)
                                                 ---------  -------------   ----------  ----------  -------------   -------------

Net Operating Loss for the year ended
   December 31, 2003                                                                                                         (125)
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, December 31, 2003                               0     11,170,804            -      11,171      3,200,082      (3,211,378)
                                                 ---------  -------------   ----------  ----------  -------------   -------------

Net Operating Loss for the year ended
   December 31, 2004                                                                                                       (2,598)
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, December 31, 2004                               0     11,170,804            -      11,171      3,200,082      (3,213,976)
                                                 ---------  -------------   ----------  ----------  -------------   -------------

Payment of accounts payable by shareholder                                                                    375
Net Operating Loss for the year ended
   December 31, 2005                                                                                                       (7,803)
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, December 31, 2005                               0     11,170,804            -      11,171      3,200,457      (3,221,779)
                                                 ---------  -------------   ----------  ----------  -------------   -------------

Shares of common stock issued for services,
   February 2006 ($0.003/share - Note 5)                          750,000                      750          1,500
Net Operating Loss for period ending
   March 31, 2006                                                                                                          (8,124)
                                                 ---------  -------------   ----------  ----------  -------------   -------------
BALANCE, March 31, 2006 (unaudited)                      0     11,920,804   $        -  $   11,921  $   3,201,957   $  (3,229,903)
                                                 =========  =============   ==========  ==========  =============   =============



              The accompanying notes are an integral part of these
                             financial statements.

                                                   Merilus, Inc.
                                         (a development stage enterprise)
                                             Statements of Cash Flows


                                                                                                  From the Date
                                                                                                  of inception
                                                                                                  (May 7, 1985)
                                                          For the three months ended                 through
                                                                   March 31,                        March 31,
                                                          2006                  2005                  2006
                                                       (unaudited)           (unaudited)           (unaudited)
                                                   ------------------    -----------------     -----------------
OPERATING ACTIVITIES:
   Net loss from operations                        $           (8,124)   $            (341)    $         (71,925)
   Adjustment to reconcile net loss to
       net cash position
       Accounts payable                                         1,947                  341                 5,990
       Payable to officer and shareholder                      (1,500)                   -                     -
       Common stock issued for services                         2,250                    -                38,375
                                                   ------------------    -----------------     -----------------
Net cash used for operating activities                         (5,427)                   -               (27,560)
                                                   ------------------    -----------------     -----------------

INVESTING ACTIVITIES:
   Investment in Merilus Technologies, Inc.
     (Note 2)                                                       -                    -            (3,157,978)
                                                   ------------------    -----------------     -----------------
Net cash used for investing activities                              -                    -            (3,157,978)
                                                   ------------------    -----------------     -----------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           -                    -             3,175,128
   Donation of capital                                              -                    -                   375
   Notes and accrued interest payable
     to shareholder                                             1,937                    -                10,543
                                                   ------------------    -----------------     -----------------
Net cash provided from financing activities                     1,937                    -             3,186,046
                                                   ------------------    -----------------     -----------------

Net increase (decrease) in cash                                (3,490)                   -                   508

Net cash position at start of period                            3,998                    -                     -
                                                   ------------------    -----------------     -----------------

Net cash position at end of period                 $              508    $               -     $             508
                                                   ==================    =================     =================



              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements


Note 1: Summary of Significant Accounting Policies

Development stage enterprise

Merilus, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 7, 1985. The Company's initial operations proved unsuccessful and did not result in significant revenue, and therefore the Company has operated as a development stage enterprise as defined in SFAS 7, since its inception. The Company's recent activities have been devoted primarily to raising capital and attempting to acquire an operating entity.

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

During the year 2000 the Company also filed a definitive information statement pursuant to Section 14c of the Securities Act of 1934, to disclose that it had entered into a reorganization agreement ("Agreement") with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"). MTI, a British Columbia corporation, was also a development stage enterprise. During 2001 the Company attempted to complete the terms of the Agreement; however, the acquisition of MTI was never consummated as contemplated and in 2003 MTI filed for bankruptcy. The Company continues to operate as a development stage enterprise seeking to acquire an operating entity. (See Note 2)

Going concern

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

Net loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. For the period from the date of inception through March 31, 2006, the weighted number of shares is represented by cumulating the number of shares outstanding at the end of each year since the Company's inception and the number of shares outstanding at the end of the current period ending March 31, 2006 and dividing that number by the number of years (21.25) since the Company's inception.

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

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. The Company believes that neither of these SFAS will have any impact on its financial statements.

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

Note 3: Net Loss from Operations

During the three month period ended March 31, 2006, the Company incurred a loss of $8,124, comprised of $575 in fees to the Company's stock transfer agent; $4,728 in legal fees; $1,925 in audit and related fees; $750 in management fees; $136 in interest; and $10 of other expenses. During the three month period ended March 31, 2005, the Company incurred a loss of $341, comprised of $125 in filing fees and $216 in fees to the Company's stock transfer agent.

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

Note 5: Related Party Transactions

During the fourth quarter of 2005, a shareholder of the Company advanced $4,000 in cash and during the first quarter of 2006, an additional $1,800 in cash was advanced to the Company. The Company signed a promissory note for an amount up to $9,000, of which $5,800 had been received at March 31, 2006, in addition to a promissory note in the amount of $4,593.50. The terms of the promissory notes require that repayment be made in full with accrued interest at the rate of 6% per annum, the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. At March 31, 2006 the Company had accrued interest in the amount of $149 on these notes.

In addition to an accrued liability of $1,500 to its President at December 31, 2005, the Company incurred an additional $750 liability for management fees during the three months ended March 31, 2006. During February 2006 the Company issued 750,000 shares of common stock (at $.003 per share, which amount approximated the market value during the period when the services were performed) to its President in consideration of the $2,250 liability.

Part I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company's financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

a) Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company's current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a shareholder and has issued shares of its common stock to its president for services rendered. The Company may also issue shares of its common stock to raise equity capital. A shareholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

The Company has entered into a note agreement on January 31, 2006 with a shareholder to receive a total of $9,000 pursuant to the following terms: unsecured promissory note due on or before December 31, 2006, bearing interest at the rate of six percent per annum and requiring repayment be made in full with accrued interest within five days of the merger or acquisition between the Company and another corporation or entity that has operations. The Company has received $5,800 as of March 31, 2006 and will request additional cash to pay its current liabilities. In addition, on December 14, 2005, the Company signed a promissory note payable to this shareholder in the amount of $4,593.50, having the same terms as previously described.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company is not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denny W. Nestripke serves as the Company's sole officer and director, and therefore he acts as Company's management. Even though Mr. Nestripke is not being provided any cash compensation, management fees in the amount of $2,250 have been charged to the Company and during February of 2006 Mr. Nestripke received payment in the form of 750,000 shares of the Company's common stock valued at $0.003, the prevailing market price during the period that the $2,250 was earned. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2006, the Company has obligated itself in the amount of $16,533 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment. At the present time, only Mr. Nestripke serves in management and allowing only one individual to exercise his business judgment in the selection of a business opportunity for the Company presents a significant risk to the Company's shareholders. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's shareholders.

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

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current shareholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current shareholders have in the Company.

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

Liquidity and capital resources

As of March 31, 2006, total liabilities exceeded assets by $16,025 (assets of $508 and liabilities of $16,533) thus resulting in a negative working capital position for the Company. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

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

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

Results of operations

For the three months ended March 31, 2006, the Company had a net loss of $8,124, compared to a loss for the three months ended March 31, 2005, of $341. As the Company increases its activity in seeking a business venture, it anticipates losses from operations to remain at the present level or they may increase slightly. The Company had no revenue for the three months ended March 31, 2006 or March 31, 2005, and does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3. Controls and procedures

a) Evaluation of disclosure controls and procedures.

The Company=s principal executive and accounting officer has reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10-QSB being filed. Based on this review, the principal executive and accounting officer believes that the disclosure controls and procedures are adequate.

b) Changes in disclosure controls and procedures.

There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #   Title of Document                                             Location

3 (i)             Articles of Incorporation                            Incorporated by reference*
3 (i)             Amended Articles of Incorporation                    Incorporated by reference**
3 (i)             Amended Articles of Incorporation                    Incorporated by reference***

3 (ii)            Bylaws                                               Incorporated by reference*
3 (ii)            Revised Bylaws                                       This filing

4                 Specimen Stock Certificate                           Incorporated by reference*

10                Promissory Note dated December 14, 2005              Incorporated by reference****
10                Promissory Note dated January 31, 2006               Incorporated by reference****

11                Computation of loss per share                        Notes to financial statements

31                Rule 13a-14(a)/15d-14a(a) Certification - CEO        This filing
31                Rule 13a-14(a)/15d-14a(a) Certification - CFO        This filing

32                Section 1350 Certification - CEO                     This filing
32                Section 1350 Certification - CFO                     This filing

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

**** Incorporated by reference from the Company's Form 10-KSB, for the year ended December 31, 2005, filed with the Commission.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report has been signed on its behalf by the undersigned, thereunto duly authorized.

                                  Merilus, Inc.
                                  (Registrant)


Dated: April 24, 2006             By: /s/ Denny W. Nestripke
       --------------                -----------------------

                                  Denny W. Nestripke
                                  Chief Executive Officer
                                  Chief Financial Officer
                                  Director