Form 10QSB
period 2006-06-30
Merilus, Inc.
filed 2006-08-14
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------


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

                                 (801) 860-2302

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
       11,920,804 shares of $0.001 par value common stock on July 25, 2006

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets, June 30, 2006 (unaudited) and December 31, 2005

     Statements of Operations, for the three and six month periods ended June 30, 2006 and 2005 (unaudited), and from the date of inception (May 7, 1985) through June 30, 2006 (unaudited)

     Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through June 30, 2006 (unaudited)

     Statements of Cash Flows, for the six month period ended June 30, 2006 and 2005 (unaudited); and from the date of inception (May 7, 1985) through June 30, 2006 (unaudited)

     Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.


Part II - OTHER INFORMATION

Item 6. Exhibits


Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO
Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CFO

Exhibit 32        Section 1350 Certification - CEO
Exhibit 32        Section 1350 Certification - CFO

                                  Merilus, Inc.
                        (a development stage enterprise)
                                 Balance Sheets

                                                                           June 30,            December 31,
                                                                             2006                  2005
                                                                         (unaudited)
                                                                     --------------------   -------------------
ASSETS:
   Current Assets:                                                   $              1,673   $             3,998
                                                                     --------------------   -------------------

TOTAL ASSETS                                                         $              1,673   $             3,998
                                                                     ====================   ===================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
   Current Liabilities:
     Accounts payable                                                $              5,394   $             4,043
     Payable to shareholder                                                        14,200                10,106
                                                                     --------------------   -------------------
Total Liabilities                                                                  19,594                14,149

   Stockholders' (Deficit)
     Preferred Stock - $1.00 par value, 1 share authorized, 0 share
issued and outstanding                                                                  -                     -
     Common Stock - $0.001 par value, 100,000,000 shares
authorized, 11,920,804 issued and outstanding at June 30, 2006 and
11,170,804 at December 31, 2005                                                    11,921                11,171
     Additional paid-in capital                                                 3,201,957             3,200,457
     Deficit accumulated during the development stage                          (3,231,799)           (3,221,779)
                                                                     --------------------   -------------------
Total Stockholders' (Deficit)                                                     (17,921)              (10,151)
                                                                     --------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                        $              1,673   $             3,998
                                                                     ====================   ===================

   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                                                               From the date
                                                                                                                of inception
                                                                                                               (May 7, 1985)
                             For the three months ended                  For the six months ended                 through
                           June 30,              June 30,             June 30,              June 30,              June 30,
                             2006                  2005                 2006                  2005                  2006
                          (unaudited)           (unaudited)           (unaudited)         (unaudited)            (unaudited)
                        ---------------      ----------------      ---------------      ----------------     ------------------
Revenue                 $             -      $              -      $             -      $              -     $                -
                        ---------------      ----------------      ---------------      ----------------     ------------------

Expenses:
  General and
   administrative                 1,739                   216                9,726                   557                109,639
  Loss on investment                  -                     -                    -                     -              3,121,853
   Interest expense                 158                     -                  294                     -                    307
                        ---------------      ----------------      ---------------      ----------------     ------------------

Net Loss                $        (1,897)     $           (216)     $       (10,020)     $           (557)    $       (3,231,799)
                        ===============      ================      ===============      ================     ==================

Net loss per share
of common stock         $         (0.00)     $          (0.00)     $         (0.00)     $          (0.00)
                        ===============      ================      ===============      ================

Weighted average
number of common
shares outstanding           11,920,804            11,170,804           11,795,804            11,170,804
                        ===============      ================      ===============      ================


             The accompanyiing notes are an intergral part of these
                              financial statemens.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Stockholders' (Deficit)
         From the date of inception (May 7, 1985) through June 30, 2006

                                    Preferred        Common         Preferred       Common         Paid in     Accumulated
                                      Shares         Shares           Stock         Stock          Capital       Deficit
                                    -----------   ------------     ----------   ------------     -----------   ------------
BALANCE, May 7, 1985
 - date of inception                          -              -     $        -   $          -     $         -   $           -
  Common Stock issued for cash
   through December 1991
   ($0.006 / share)                           -      3,750,000              -          3,750          18,750               -
  Common Stock issued for cash
   through December 1992
   ($0.005 / share)                           -      1,000,000              -          1,000           4,000               -
  Common Stock issued for cash
   through December 1999
   ($0.009 / share)                           -      2,000,000              -          2,000          15,500               -
Net Operating Loss from the
 date of inception through
 December 31, 1999                            -                             -              -               -        (45,500)
                                    -----------   ------------     ----------   ------------     -----------   ------------
BALANCE, December 31, 1999                    -      6,750,000              -          6,750          38,250        (45,500)
                                    -----------   ------------     ----------   ------------     -----------   ------------
  Issuance and exercise of
   warrants for the purchase
   of common stock November 2000
   ($1.00 / share)                            -      2,000,000              -          2,000       1,998,000              -
  Issuance of preferred stock
   in trust in contemplation
   of acquiring shares of
   Merilus Technologies, Inc.,
   December 2000 (Note 2)                     1              -              1              -              (1)             -
Net Operating Loss for the year
 ended December 31, 2000                      -              -              -              -               -         (7,775)
                                    -----------   ------------     ----------   ------------     -----------   ------------
BALANCE, December 31, 2000                    1      8,750,000              1          8,750       2,036,249        (53,275)
                                    -----------   ------------     ----------   ------------     -----------   ------------
  Shares of common stock issued
   for cash June 2001
   ($1.00 / share - Note 2)                   -        600,000              -            600         599,400              -
  Shares of common stock issued
   for cash November 2001
   ($0.85 / share - Note 2)                   -        182,504              -            183         154,945              -
  Shares of common stock issued
   for legal services,
   November 2001 ($0.85/share
   - Note 2)                                  -         35,000              -             35          29,715              -
  Shares of common stock issued
   for cash December 2001
   ($0.50 / share - Note 2)                   -        750,000              -            750         374,250              -
  Issuance of shares of common
   stock pursuant to an exchange
   agreement December 2001
   ($0.001 / share - Note 2)                  -        828,300              -            828            (828)             -
  Issuance of shares of common
   stock for services rendered
   December 2001 ($0.25 /
   share - Note 2)                            -         25,000              -             25           6,350              -

  Termination of trust agreement
   (Note 2)                                  (1)             -             (1)             -               1              -
Net Operating Loss for the year
 ended December 31, 2001 (Note 2)             -              -              -              -               -     (3,157,978)
                                    -----------   ------------     ----------   ------------     -----------   ------------

BALANCE, December 31, 2001                    -     11,170,804              -         11,171       3,200,082     (3,211,253)
                                    -----------   ------------     ----------   ------------     -----------   ------------

                          The accompanying notes are an
                  integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Stockholders' (Deficit)
   From the date of inception (May 7, 1985) through June 30, 2006 (continued)

                                    Preferred        Common         Preferred       Common         Paid in     Accumulated
                                      Shares         Shares           Stock         Stock          Capital       Deficit
                                    -----------   ------------     ----------   ------------     -----------   ------------
BALANCE, December 31, 2001
 (forward)                                    -     11,170,804     $        -   $     11,171     $ 3,200,082   $ (3,211,253)
                                    -----------   ------------     ----------   ------------     -----------   ------------
Net Operating Loss for the
 year ended December 31, 2002                 -              -              -              -               -              -
                                    -----------   ------------     ----------   ------------     -----------   ------------

BALANCE, December 31, 2002                    -     11,170,804              -         11,171       3,200,082     (3,211,253)
                                    -----------   ------------     ----------   ------------     -----------   ------------
Net Operating Loss for the
 year ended December 31, 2003                 -              -              -              -               -           (125)
                                    -----------   ------------     ----------   ------------     -----------   ------------

BALANCE, December 31, 2003                    -     11,170,804              -         11,171       3,200,082     (3,211,378)
                                    -----------   ------------     ----------   ------------     -----------   ------------
Net Operating Loss for the
 year ended December 31, 2004                 -              -              -              -               -         (2,598)
                                    -----------   ------------     ----------   ------------     -----------   ------------

BALANCE, December 31, 2004                    -     11,170,804              -         11,171       3,200,082     (3,213,976)
                                    -----------   ------------     ----------   ------------     -----------   ------------
  Payment of accounts payable
   by shareholder                             -              -              -              -             375              -
Net Operating Loss for the
 year ended December 31, 2005                 -              -              -              -               -         (7,803)
                                    -----------   ------------     ----------   ------------     -----------   ------------

BALANCE, December 31, 2005                    -     11,170,804              -         11,171       3,200,457     (3,221,779)
                                    -----------   ------------     ----------   ------------     -----------   ------------
  Shares of common stock issued
   for services, February 2006
  ($0.003 / share - Note 5)
  (unaudited)                                 -        750,000              -            750           1,500              -
Net Operating Loss for the
 period ended June 30, 2006
 (unaudited)                                  -              -              -              -               -        (10,020)
                                    -----------   ------------     ----------   ------------     -----------   ------------
BALANCE, June 30, 2006
 (unaudited)                                  -     11,920,804     $        -   $     11,921     $ 3,201,957   $ (3,231,799)
                                    ===========   ============     ==========   ============     ===========   ============

                          The accompanying notes are an
                  integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                                                           From the
                                                                                                             date
                                                                                                         of inception
                                                                                                         (May 7, 1985)
                                                                  For the six months ended                  through
                                                                June 30,             June 30,              June 30,
                                                                  2006                 2005                  2006
                                                               (unaudited)         (unaudited)            (unaudited)
                                                             ---------------      --------------       -----------------
OPERATING ACTIVITIES:
   Net loss from operations                                  $       (10,020)     $         (557)      $      (3,231,799)
   Adjustment to reconcile net loss to net cash
position:
     Accounts payable                                                  1,351                 557                   5,394
     Common stock issued for services                                  2,250                   -                  38,375
     Payable to shareholder                                            4,094                   -                  14,200
     Loss on investments                                                   -                   -               3,121,853
                                                             ---------------      --------------       -----------------
Net cash used for operating activities                                (2,325)                  -                 (51,977)
                                                             ---------------      --------------       -----------------

INVESTING ACTIVITIES:
   Investment in Merilus Technologies, Inc. (Note 2)         $             -      $            -       $      (3,130,128)
                                                             ---------------      --------------       -----------------
Net cash used for investing activities                                     -                   -              (3,130,128)
                                                             ---------------      --------------       -----------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                    $             -     $             -       $       3,175,128
   Donation of capital                                                     -                   -                   8,650
                                                             ---------------      --------------       -----------------
Net cash provided from financing activities                                -                   -               3,183,778
                                                             ---------------      --------------       -----------------

Net increase (decrease) in cash                                       (2,325)                  -                   1,673
Net cash position at start of period                                   3,998                   -                       -
                                                             ---------------      --------------       -----------------
Net cash position at end of period                           $         1,673      $            -       $           1,673
                                                             ===============      ==============       =================

   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                                   (unaudited)

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

                                  Merilus, Inc.
                        (a development stage enterprise)
                     Notes to Financial Statements continued
                                   (unaudited)


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

During 2003 MTI filed for bankruptcy in British Columbia, Canada, listing the Company as an unsecured creditor. The Company has not collected any amounts from the bankruptcy proceedings and does not anticipate the collection of any amounts.

Note 3: General and Administrative Losses

During the six month period ended June 30, 2006, the Company incurred general and administrative losses in the amount of $9,726, comprised of stock transfer agent fees ($575), legal fees ($5,177); audit fees ($1,800), other accounting fees ($825), management fees ($750); filing fees ($574), and other expenses ($25). During the six month period ended June 30, 2005, the Company incurred general and administrative losses in the amount of $557, comprised of stock transfer agent fees ($432) and filing fees ($125).

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

                                  Merilus, Inc.
                        (a development stage enterprise)
                     Notes to Financial Statements continued
                                   (unaudited)



Note 5: Related Party Transactions

The Company has received unsecured cash advances from a shareholder, which through June 30, 2006, have amounted to $13,893. The Company signed interest bearing (6% per annum) promissory notes which are due in full with accrued interest the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. At June 30, 2006 the Company had accrued interest in the amount of $307 on these notes.

During February 2006 the Company issued 750,000 shares of common stock (at $.003 per share, which amount approximated the market value during the period when the services were performed) to its President in consideration of management services rendered valued at $2,250.

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

The Company has entered into a note agreement on January 31, 2006 with a shareholder to receive a total of $9,000 pursuant to the following terms: unsecured promissory note due on or before December 31, 2006, bearing interest at the rate of six percent per annum and requiring repayment be made in full with accrued interest within five days of the merger or acquisition between the Company and another corporation or entity that has operations. The Company has received $5,800 as of June 30, 2006 and will request additional cash to pay its current liabilities. In addition, on December 14, 2005, the Company signed a promissory note payable to this shareholder in the amount of $4,593.50, having the same terms as previously described.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2006, the Company has obligated itself in the amount of $19,594 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result there from. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that shareholders will benefit through an increase in the market price of the Company's common stock.

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

Liquidity and Capital Resources

As of June 30, 2006, the Company had a negative $17,921 in working capital with assets of $1,673 and liabilities of $19,594. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2006, the Company had a net loss of $1,897 and $10,020, respectively, compared to a loss for the three and six months ended June 30, 2005, of $216 and $557, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the six months ended June 30, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         None

ITEM 3.  Defaults Upon Senior Securities
         None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None

ITEM 5.  Other Information.
         None

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

3 (ii)            Bylaws                                               Incorporated by reference*
3 (ii)            Revised Bylaws                                       Incorporated by reference*****

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

***** Incorporated by reference from the Company's Form 10-QSB, for the quarter ended March 31, 2006, filed with the Commission.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report has been signed on its behalf by the undersigned, thereunto duly authorized.

                                   Merilus, Inc.
                                   (Registrant)


Dated: August 7, 2006              By: /s/ Denny W. Nestripke
       --------------                 -----------------------

                                   Denny W. Nestripke
                                   Chief Executive Officer
                                   Chief Financial Officer
                                   Director