Form 10QSB
period 2006-09-30
Merilus, Inc.
filed 2006-11-14
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006
                                    ------------------


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

                                 (801) 860-2302
                   ------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    11,920,804 shares of $0.001 par value common stock on September 30, 2006
    ------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One): Yes []    No [X]

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, September 30, 2006 (unaudited) and December 31, 2005

Statements of Operations, for the three and nine month periods ended September 30, 2006 and 2005 (unaudited), and from the date of inception (May 7, 1985) through September 30, 2006 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through September 30, 2006 (unaudited)

Statements of Cash Flows, for the nine month period ended September 30, 2006 and 2005 (unaudited); and from the date of inception (May 7, 1985) through September 30, 2006 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.


Part II - OTHER INFORMATION

Item 6. Exhibits


Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO
Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CFO

Exhibit 32        Section 1350 Certification - CEO
Exhibit 32        Section 1350 Certification - CFO

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements



                                      Merilus, Inc.
                            (a development stage enterprise)
                                     Balance Sheets

                                                          September 30,    December 31,
                                                              2006             2005
                                                           (unaudited)
                                                         ---------------  ---------------
ASSETS:
Current Assets:
Cash and cash equivilents                                $           464  $         3,998
                                                         ---------------  ---------------
TOTAL ASSETS                                             $           464  $         3,998
                                                         ===============  ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable                                         $         7,355  $         4,043
Payable to shareholder                                            16,392           10,106
                                                         ---------------  ---------------
Total Liabilities                                                 23,747           14,149
                                                         ---------------  ---------------

Stockholders' (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,
  0 shares issued and outstanding                                      0                0
Common Stock - $0.001 par value, 100,000,000 shares
  authorized, 11,920,804 issued and outstanding at
  September 30, 2006 and 11,170,804 at December 31, 2005          11,921           11,171
Additional paid-in capital                                     3,201,957        3,200,457
Deficit accumulated during the development stage              (3,237,161)      (3,221,779)
                                                         ---------------  ---------------
Total Stockholders' (Deficit)                                    (23,283)         (10,151)
                                                         ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)            $           464  $         3,998
                                                         ===============  ===============


         The accompanying notes are an integral part of these financial statements.

                                             Merilus, Inc.
                                   ( a development stage enterprise )
                                        Statements of Operations

                                                                                             From the
                                                                                               date
                                                                                           of inception
                                                                                             (May 7,
                                                                                              1985)
                             For the three months
                                    ended                  For the nine months ended         through
                          September       September        September       September        September
                             30,             30,              30,             30,              30,
                             2006            2005             2006            2005             2006
                         (unaudited)      (unaudited)      (unaudited)     (unaudited)      (unaudited)
                        --------------  --------------   --------------  --------------   --------------
Revenue                 $            0  $            0   $            0  $            0   $            0
                        --------------  --------------   --------------  --------------   --------------

Expenses:
General and
administrative                   5,170             216           14,897             773          114,810
Loss on investment                   0               0                0               0        3,121,853
Interest expense                   191               0              485               0              498
                        --------------  --------------   --------------  --------------   --------------

Net Loss                $       (5,361) $         (216)  $      (15,382) $         (773)  $   (3,237,161)
                        ==============  ==============   ==============  ==============   ==============

Net loss per share of
common stock            $        (0.00) $        (0.00)  $        (0.00) $        (0.00)
                        ==============  ==============   ==============  ==============

Weighted average
number of common
shares outstanding          11,920,804      11,170,804       11,795,804      11,170,804
                        ==============  ==============   ==============  ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Stockholders' (Deficit)
       From the date of inception (May 7, 1985) through September 30, 2006

                                            Preferred        Common       Preferred        Common        Paid in       Accumulated
                                              Shares         Shares         Stock          Stock         Capital         Deficit
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, May 7, 1985 - date of inception            0               0  $          0   $          0  $           0   $            0
Common Stock issued for cash through
December 1991 ($0.006 / share)                      0       3,750,000             0          3,750         18,750                0
Common Stock issued for cash through
December 1992 ($0.005 / share)                      0       1,000,000             0          1,000          4,000                0
Common Stock issued for cash through
December 1999 ($0.009 / share)                      0       2,000,000             0          2,000         15,500                0
Net Operating Loss from the date of
inception through December 31, 1999                 0                             0              0              0          (45,500)
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 1999                          0       6,750,000             0          6,750         38,250          (45,500)
                                           ----------   -------------  ------------   ------------  -------------   --------------
Issuance and exercise of warrants for the
purchase of common stock November 2000
($1.00 / share)                                     0       2,000,000             0          2,000      1,998,000                0
Issuance of preferred stock in trust in
contemplation of acquiring shares of
Merilus Technologies, Inc., December
2000 (Note 2)                                       1               0             1              0            (1)                0
Net Operating Loss for the year ended
December 31, 2000                                   0               0             0              0              0           (7,775)
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 2000                          1       8,750,000             1          8,750      2,036,249          (53,275)
                                           ----------   -------------  ------------   ------------  -------------   --------------


                 The accompanying notes are an integral part of
                          these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Stockholders' (Deficit)
 From the date of inception (May 7, 1985) through September 30, 2006 (continued)

                                            Preferred        Common       Preferred        Common        Paid in       Accumulated
                                              Shares         Shares         Stock          Stock         Capital         Deficit
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 2000 (forward)                1       8,750,000  $          1   $      8,750  $   2,036,249   $      (53,275)
                                           ----------   -------------  ------------   ------------  -------------   --------------
Shares of common stock issued for cash
June 2001 ($1.00 / share - Note 2)                  0         600,000             0            600        599,400                0
Shares of common stock issued for cash
November 2001 ($0.85 / share - Note 2)              0         182,504             0            183        154,945                0
Shares of common stock issued for legal
services, November 2001 ($0.85 / share -
Note 2)                                             0          35,000             0             35         29,715                0
Shares of common stock issued for cash
December 2001 ($0.50 / share - Note 2)              0         750,000             0            750        374,250                0
Issuance of shares of common stock
pursuant to an exchange agreement
December 2001 ($0.001 / share - Note 2)             0         828,300             0            828          (828)                0
Issuance of shares of common stock for
services rendered December 2001 ($0.25 /
share - Note 2)                                     0          25,000             0             25          6,350                0
Termination of trust agreement (Note 2)           (1)               0           (1)              0              1                0
Net Operating Loss for the year ended
December 31, 2001 (Note 2)                          0               0             0              0              0       (3,157,978)
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 2001                          0      11,170,804             0         11,171      3,200,082       (3,211,253)
                                           ----------   -------------  ------------   ------------  -------------   --------------


                 The accompanying notes are an integral part of
                          these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Stockholders' (Deficit)
 From the date of inception (May 7, 1985) through September 30, 2006 (continued)

                                            Preferred        Common       Preferred        Common        Paid in       Accumulated
                                              Shares         Shares         Stock          Stock         Capital         Deficit
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 2001 (forward)                0      11,170,804  $          0   $     11,171  $   3,200,082   $   (3,211,253)
                                           ----------   -------------  ------------   ------------  -------------   --------------
Net Operating Loss for the year ended
December 31, 2002                                   0               0             0              0              0                0
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 2002                          0      11,170,804             0         11,171      3,200,082       (3,211,253)
                                           ----------   -------------  ------------   ------------  -------------   --------------
Net Operating Loss for the year ended
December 31, 2003                                   0               0             0              0              0             (125)
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 2003                          0      11,170,804             0         11,171      3,200,082       (3,211,378)
                                           ----------   -------------  ------------   ------------  -------------   --------------
Net Operating Loss for the year ended
December 31, 2004                                   0               0             0              0              0           (2,598)
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 2004                          0      11,170,804             0         11,171      3,200,082       (3,213,976)
                                           ----------   -------------  ------------   ------------  -------------   --------------
Payment of accounts payable by
shareholder                                         0               0             0              0            375                0
Net Operating Loss for the year ended
December 31, 2005                                   0               0             0              0              0           (7,803)
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, December 31, 2005                          0      11,170,804             0         11,171      3,200,457       (3,221,779)
                                           ----------   -------------  ------------   ------------  -------------   --------------
Shares of common stock issued for
services, February 2006 ($0.003 / share -
Note 5) (unaudited)                                 0         750,000             0            750          1,500                0
Net Operating Loss for the period ended
September 30, 2006 (unaudited)                      0               0             0              0              0          (15,382)
                                           ----------   -------------  ------------   ------------  -------------   --------------
BALANCE, September 30, 2006 (unaudited)             0      11,920,804  $          0   $     11,921  $   3,201,957   $   (3,237,161)
                                           ==========   =============  ============   ============  =============   ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                                       From the
                                                                                         date
                                                                                          of
                                                                                      inception
                                                                                       (May 7,
                                                                                        1985)
                                                         For the nine months
                                                                ended                  through
                                                   September 30,    September 30,   September 30,
                                                        2006             2005            2006
                                                    (unaudited)      (unaudited)      (unaudited)
                                                   --------------   --------------  --------------
OPERATING ACTIVITIES:
Net loss from operations                           $      (15,382)  $         (773) $   (3,237,161)
Adjustment to reconcile net loss to
net cash position:
Accounts payable                                            3,313              398           7,355
Payable to officer / director                              (1,500)               0               0
Payable to shareholder                                        485                0             498
Loss on investments                                                                      3,121,853
                                                   --------------   --------------  --------------
Net cash used for operating activities                    (13,084)            (375)       (107,455)
                                                   --------------   --------------  --------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc. (Note 2)               0                0      (3,130,128)
                                                   --------------   --------------  --------------
Net cash used for investing activities                          0                0      (3,130,128)
                                                   --------------   --------------  --------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                          0                0       3,175,128
Common stock issued for services                            2,250                0          38,375
Loans from shareholder                                      7,300                0          15,894
Donation of capital                                             0              375           8,650
                                                   --------------   --------------  --------------
Net cash provided from financing activities                 9,550              375       3,238,047
                                                   --------------   --------------  --------------

Net increase (decrease) in cash                            (3,534)               0             464
Net cash position at start of period                        3,998                0               0
                                                   --------------   --------------  --------------
Net cash position at end of period                 $          464   $            0  $          464
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

                                  Merilus, Inc.
                        (a development stage enterprise)
                         Notes to Financial Statements
                                   (unaudited)


Note 1: Summary of Significant Accounting Policies

Development stage enterprise

Merilus, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 7, 1985. The Company's initial operations proved unsuccessful. During 1999 the Company forward split its outstanding shares of common stock on a basis of 200 for 1, and during the year 2000 the Company again forward split its common stock on a basis of 10 for 1 and amended its articles of incorporation to authorize the issuance of a preferred class of stock. The financial statements of the Company retroactively reflect the effects of both of these forward splits.

During the year 2000 the Company entered into a reorganization agreement ("Agreement") with the intent to acquire all of the issued and outstanding shares of a development stage enterprise, Merilus Technologies, Inc. ("MTI"), a British Columbia corporation. During 2001 the Company attempted to complete the terms of the Agreement; however, the acquisition of MTI was never consummated as contemplated and in 2003 MTI filed for bankruptcy (See Note 2). Subsequent thereto the Company became dormant and during 2005, the Company commenced its efforts to acquire an operating entity.

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7 and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a shareholder. The Company assumes that this arrangement will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations. (See Note 4)

Use of estimates

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

Note 2: Reorganization Agreement

During the year 2000 and in contemplation of entering into the Agreement for the purpose of acquiring all of the issued and outstanding shares of MTI, the Company issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share. Upon entering into the Agreement the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Pursuant to the Agreement a trust was established into which the Company issued 1 share of preferred stock that represented 3,767,500 "exchangeable shares" of the Company's common stock. Upon surrender by MTI shareholders of their MTI stock, the Company would issue its common stock to the MTI shareholder. By end of the year 2001, the Company had issued 828,300 shares of its common stock, which represented approximately 22% of the exchangeable shares. Subsequent to this issuance, no further shares of the Company's common stock were issued to MTI shareholders pursuant to the Agreement and the Company cancelled the preferred share that had been issued. The 828,300 shares that were issued were valued on the Company's financial statements at the par value of its common stock or $0.001.

During the year 2001, the Company conducted its operations as though it had acquired MTI even though its control of MTI was only through the Agreement and the officers and directors that were elected pursuant thereto. During this year the Company issued shares of its common stock for the benefit of MTI in the following amounts: 60,000 shares for services rendered valued at the approximate fair market value at the time of issuance of $36,125 (per share price ranging between $0.25 and $1.00); and 1,532,504 shares for cash, valued at the cash consideration received (per share price ranging between $0.25 and $1.00).

During 2003 MTI filed for bankruptcy in British Columbia, Canada, listing the Company as an unsecured creditor. The Company has not collected any amounts from the bankruptcy proceedings and does not anticipate the collection of any amounts.

Note 3: Related Party Transactions

The Company has received unsecured cash advances from a shareholder that through September 30, 2006, have amounted to $15,894. The Company signed interest bearing (6% per annum) promissory notes which are due in full with accrued interest the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. At September 30, 2006 the Company had accrued interest in the amount of $498 on these notes.

During February 2006 the Company issued 750,000 shares of common stock to its President in consideration of management services rendered. These services were valued at $2,250 or at $.003 per share (which amount approximated the market value during the period when the services were performed).

Note 4: General and Administrative Losses

During the nine month period ended September 30, 2006, the Company incurred general and administrative losses in the amount of $14,897, comprised of stock transfer agent fees ($595), legal fees ($7,518); audit fees ($3,800), other accounting fees ($1,625), management fees ($750); filing fees ($574), and other expenses ($35). During the nine month period ended September 30, 2005, the Company incurred general and administrative losses in the amount of $773, comprised of stock transfer agent fees ($648) and filing fees ($125).

Note 5: Contingent Liabilities

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2006, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company has entered into a note agreement on January 31, 2006 with a shareholder to receive a total of $9,000 pursuant to the following terms: unsecured promissory note due on or before December 31, 2006, bearing interest at the rate of six percent per annum and requiring repayment be made in full with accrued interest within five days of the merger or acquisition between the Company and another corporation or entity that has operations. In addition, on December 14, 2005, the Company signed a promissory note payable to this shareholder in the amount of $4,593.50, having the same terms as previously described. The Company has received $15,894 as of September 30, 2006, from a shareholder.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company in not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                       12

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2006, the Company has obligated itself in the amount of $23,747 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

Liquidity and Capital Resources

As of September 30, 2006, the Company had a negative $23,283 in working capital with assets of $464 and liabilities of $23,747. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2006, the Company had a net loss of $5,361 and $15,382, respectively, compared to a loss for the three and nine months ended September 30, 2005, of $216 and $773, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the nine months ended September 30, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                  Merilus, Inc.
                                  (Registrant)


Dated: November 14, 2006           By: Denny W. Nestripke
       -----------------              -------------------
                                   Denny W. Nestripke
                                   Chief Executive Officer
                                   Chief Financial Officer
                                   Director