Form 10KSB
period 2001-12-31
Merilus, Inc.
filed 2006-12-15
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       or

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-28475

                                  Merilus, Inc.
                 (Name of small business issuer in its charter)

           Nevada                                     87-0635270
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

44 West Broadway, #1805, Salt Lake City, UT              84101
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number  (801) 949-1020

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant's common stock has had limited trading volume. On November 27, 2006 the average bid and asked price of the common stock was $0.025, resulting in an aggregate market value of $110,880 for non-affiliated stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 27, 2006, the registrant had 11,920,804 shares of common stock issued and outstanding.

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

          CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 is first being filed in December 2006. Shareholders and others are cautioned that the financial statements included in this report are old and are not indicative of the operating results that may be expected for the current year. Investors and shareholders are directed to review the Company's Form 10-KSB for the fiscal year ended December 31, 2005, and the quarterly report for the quarter ended September 30, 2006, for updated financial information.

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

Item 2. Description of Property

The Company does not maintain an administrative office. Without current operations, the Company does not believe that it is necessary to have a business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

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

Quarter Ended              High Bid         Low Bid

December, 2005             $0.006           $0.003
September, 2005            $0.003           $0.003
June, 2005                 $0.003           $0.001
March, 2005                $0.001           $0.001

December, 2004             $0.001           $0.001
September, 2004            $0.001           $0.001
June, 2004                 $0.001           $0.001
March, 2004                $0.001           $0.001

December, 2003             $0.001           $0.001
September, 2003            $0.001           $0.001
June, 2003                 $0.001           $0.001
March, 2003                $0.001           $0.001

December, 2002             $0.001           $0.001
September, 2002            $0.001           $0.001
June, 2002                 $0.001           $0.001
March, 2002                $0.001           $0.001

Holders - At November 27, 2006, the Company had approximately 40 shareholders of record based on information obtained from the Company's transfer agent.

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

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director and has served in that capacity until December 7, 2006. During the 4th quarter of 2005, the Company accrued a liability payable to Mr. Nestripke in the amount of $1,500 and an additional amount of $750 was earned during January of 2006. During February of 2006 Mr. Nestripke received 750,000 shares of the Company's common stock valued at $0.003, the prevailing market price during the period that the $2,250 was earned. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations. On November 29, 2006, Mr. Nestripke appointed Alex Demitriev to the Board of Directors and tendered his resignation as a director and sole officer of the Company. Mr. Nestripke also entered into an engagement letter relating to future services which he will provide to the Company. Pursuant to the engagement letter, the Company has requested that Mr. Nestripke assist Mr. Demitriev in submitting financial information to the Company's auditors, without cost to the Company.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements and anticipates that its cash position by the end of the third quarter of 2006 will be minimal. On December 31, 2005, the Company's obligations exceeded its cash position by $10,151 and the Company may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment. At the present time, only Mr. Demitriev serves in management and allowing only one individual to exercise his business judgment in the selection of a business opportunity for the Company presents a significant risk to the Company's shareholders. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's shareholders.

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

The Company does not intend to employ anyone in the future, unless its present business operations were to change. Mr. Demitriev does not have a contract to remain with the Company over any certain time period and may resign his position prior to the time that a business opportunity is located and/or business reorganization takes place.

At the present time, management does not believe it is necessary for the Company to have an administrative office.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had no assets and or liabilities. The Company was not operating so it had no expenses being incurred. Management in 2001 had acquired an interest in a company which subsequently filed for bankruptcy protection. Management had transferred to the company $3,121,853, which was written off when the company filed for bankruptcy protection. Additionally, all investments in the company were written off during the year 2001. Management anticipates only nominal continuing expenses which should be consistent with expenses incurred in 2006. However, if a business is commenced or acquired, expenses would increase.

Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the

Company will receive any benefits from the efforts of management to locate business opportunities. The Company=s financial statements contain a going concern opinion on the Company=s ability to continue in business.

Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS

The Company has not had any revenue since inception. In 2001, the Company wrote off all of its investments and loans in MTI resulting in a loss of $3,157,978. Previously, the Company was recording operating revenues and expenses of MTI in anticipation of the completion of the acquisition of MTI. With MTI's bankruptcy filing and the listing of the Company as an unsecured creditor, the Company believes the best approach is to treat the investment as a loss. The Company anticipates nominal losses until a new business can be developed.

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

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Current management believes that the disclosure controls and procedures (as defined in Sections 13a-14c and 15d- 14c of the Securities Exchange Act of 1934, as amended) in effect during 2006 are adequate, based on its evaluation of such disclosure controls and procedures within 90 days of this filing.

(b) Changes in internal controls. There have been no significant changes in the internal controls during the year 2006 for the Company or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                     With Section 16(a) of the Exchange Act

The following table sets forth the name, age, and position of each executive officer and director current as of December 7, 2006 and the term of office.

Name                       Age      Position                           Director or Officer Since
----                       ---      --------                           -------------------------
Alex Demitriev             41       President, Secretary, Treasurer,
                                    Director                                    November 29, 2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Alex Demitriev has been self employed over the last five years owning a part interest in an art gallery in Park City, Utah as well as engaging in the importation of art, primarily from Russia. Mr. Demitriev also is an investor in real estate projects in Utah and several foreign countries. At the present time, Mr. Demitriev has not entered into any employment or other compensation arrangements with Merilus, Inc. and will serve on a part time, as needed basis. Mr. Demitriev is not an officer or director in any other companies that file reports with the SEC. Mr. Demitriev has had no prior relationship with Merilus, Inc.

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

Code of Ethics

The Company adopted a Code of Ethics that is applicable during its development stage and during the period of time that the Company is seeking to acquire a business opportunity and filed such Code of Ethics as Exhibit 14 to its December 31, 2005, Form 10-KSB Report.

Item 10. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of the Company's last completed fiscal year):


Name and                   Annual Compensation       Long Term Compensation
Principal Position         Year    Salary   Bonus    Other    Stock    Options/SARs     LTIP     Other
------------------         ----    ------   -----    -----    -----    ------------     ----     -----
Denny W. Nestripke
President, CEO             2005     $1,500  $-0-     $-0-     -0-      -0-              -0-      -0-
                           2004     $-0-    $-0-     $-0-     -0-      -0-              -0-      -0-
                           2003     $-0-    $-0-     $-0-     -0-      -0-              -0-      -0-
                           2002     $-0-    $-0-     $-0-     -0-      -0-              -0-      -0-

Cash Compensation - No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2005, 2004, 2003 and 2002.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 27, 2006, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 11,170,804 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                                      Amount and Nature of
Title of Class    Name of Beneficial Owner           Beneficial Ownership (1)           Percent of Class
--------------    ------------------------           ------------------------           ----------------
Common            Micvic, LLC                        6,735,600 shares                   60.3%
                  4764 South 900 East
                  Salt Lake City, UT

                  Name of Officer, Director          Amount and Nature of
Title of Class    and Nominee                        Beneficial Ownership (1)           Percent of Class
--------------    -----------                        ------------------------           ----------------
Common            Alex Demitriev                        0 shares                        0%

Common            All Officers and Directors
                  as a Group                            0 shares                         0%

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12. Certain Relationships and Related Transactions

Transactions with management and others

Management is unaware of any related party transactions in 2003. At the time, no business activity was ongoing. A shareholder of the Company paid, on behalf of the Company, certain costs and on December 14, 2005 the Company signed a promissory note payable to the shareholder in the amount of $4,594. Subsequently, the Company has received additional cash advances from the shareholder. As of the date of this report, the Company has received a combined total of $8,594 from the shareholder and a commitment to receive an additional $5,000, and has signed promissory notes in consideration thereof. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of six percent per annum the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations.

The Company's sole officer and director from October of 2005 through November 29, 2006, Denny W. Nestripke, received 750,000 shares of the Company's common stock valued at $0.003 (the prevailing market price during the period of his service), for services rendered through the filing of this report. The services provided by Mr. Nestripke were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations (see Item 6 of this report). The Company also entered into an engagement letter with Mr. Nestripke, whereby he has agreed to assist Mr. Demitriev in submitting financial information to the Company's auditors, without cost.

ITEM 13. Exhibits

Financial Statements - the following financial statements are included in this report:

Title of Document                                             Page

Report of Independent Registered Public Accounting Firm       F-1
Balance Sheet                                                 F-2
Statements of Operations                                      F-3
Statements of Stockholders' (Deficit)                         F-4-5
Statements of Cash Flows                                      F-6
Notes to Financial Statements                                 F-7-9

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

3.01              3                 Articles of Incorporation                   Incorporated by reference*

3.02              3                 Amended Articles of Incorporation           Incorporated by reference**

3.03              3                 Amended Articles of Incorporation           Incorporated by reference***

3.04              3                 Bylaws                                      Incorporated by reference*

3.04              3                 Amended Bylaws                              Incorporated by reference****

4.01              4                 Specimen Stock Certificate                  Incorporated by reference*

10.01             10                Promissory Note dated December 14, 2005     Incorporated by reference****

10.02             10                Promissory Note dated January 31, 2006      Incorporated by reference ****

14.01             14                Code of Ethics                              Incorporated by reference****

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

****Incorporated by reference from the Company's Form 10KSB for December 31, 2005, filed with the Commission, SEC file no. 000-28475.

Item 14.  Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company's principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $1,000 for $2001, $1,000 for 2002 $1,000 for 2003,
$1,400 for 2004 and $1,600 for 2005.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $0 for $2001, $0 for 2002, $0 for 2003, $0 for 2004, and $0 for 2005

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice, and tax planning: $0 for $2001, $0 for 2002, $0 for 2003, $0 for 2004 and $0 for 2005

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company's principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and
(3) Tax Fees: $0 for $2001, $0 for 2002, $0 for 2003, $0 for 2004 and $0 for
2005

(5) The Company does not have an audit committee

(6) Not Applicable


                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Merilus, Inc.

             By: /s/ Alex Demitriev
             Alex Demitriev, Principal Executive and Financial Officer,
              Director

             Date: December 12, 2006

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

             By: /s/ Alex Demitriev
             Alex Demitriev, Principal Executive and Financial Officer,
             Director

             Date: December 12, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Merilus, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. (a Nevada development stage enterprise) as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2001, and the results of its operations, stockholders' deficit, and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


                                       /s/ Child, Van Wagoner & Bradshaw, PLLC
                                             Certified Public Accountants
Salt Lake City, Utah
September 23, 2006


          Kaysville Office                        Salt Lake Office
1284 West Flint Meadow Drive, Suite "D"    5296 S. Commerce Drive, Suite 300
Kaysville, Utah 84037-9590                 Salt Lake City, Utah 84107-5370
(801) 927-1337 o  Fax: (801)927-1344        (801)281-4700 o  Fax: (801)281-4701
                                 www.cpaone.net
                                    Members:
                Utah Association of Certified Public Accountants
               American Institute of Certified Public Accountants
                    Public Company Accounting Oversight Board

                                     Merilus, Inc.
                          ( a development stage enterprise )
                                     Balance Sheet

                                                                          December 31,
                                                                              2001
                                                                         --------------

ASSETS:
Current Assets:
Cash in Bank                                                             $            0
                                                                         --------------

Total Assets                                                             $            0
                                                                         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                                         $            0
                                                                         --------------
Total Liabilities                                                                     0
                                                                         --------------

Stockholders' Equity (Deficit)

Preferred Stock - $1.00 par value, 1 share authorized,
 0 share issued and outstanding                                                       0

Common Stock -  $0.001 par value, 100,000,000 shares
 authorized, 11,170,804 shares issued and outstanding                            11,171

Additional paid-in capital                                                    3,200,082

Deficit accumulated during the development stage                             (3,211,253)
                                                                         --------------
Total Stockholders' Equity (Deficit)                                                  0
                                                                         --------------

Total Liabilities and Stockholders' Equity (Deficit)                     $            0
                                                                         ==============



              The accompanying notes are an integral part of these
                              financial statements.

                                       Merilus, Inc.
                             ( a development stage enterprise )
                                  Statements of Operations

                                                                              From the date
                                                                               of inception
                                                                              (May 7, 1985)
                                                   For the years ended           through
                                              December 31,     December 31,    December 31,
                                                  2001             2000            2001
                                             --------------   --------------  --------------
Revenue                                      $            0   $            0  $            0
                                             --------------   --------------  --------------

Expenses:
General and administrative                           36,125            7,775          89,400
Loss on investment                                3,121,853                0       3,121,853
                                             --------------   --------------  --------------

Net Loss                                     $   (3,157,978)  $       (7,775) $   (3,211,253)
                                             ==============   ==============  ==============

Net loss per share of common stock           $       (0.31)   $       (0.00)
                                             ==============   ==============

Weighted average number of common shares         10,029,134        7,083,333
                                             ==============   ==============


              The accompanying notes are an integral part of these
                              financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
                  (Deficit) From the date of inception (May 7,
                         1985) through December 31, 2001

                                                           Preferred   Common     Preferred    Common      Paid in     Accumulated
                                                            Shares     Shares      Stock       Stock       Capital       Deficit
                                                           --------   ---------   --------   ----------   ----------   -----------

BALANCE, May 7, 1985 - date of inception                          0           0   $      0   $        0   $        0    $        0
Common Stock issued for cash through
 December 1991 ($0.006 / share)                                       3,750,000                   3,750       18,750
Common Stock issued for cash through
 December 1992 ($0.005 / share)                                       1,000,000                   1,000        4,000
Common Stock issued for cash through
 December 1999 ($0.009 / share)                                       2,000,000                   2,000       15,500
Net Operating Loss from the date of
 inception through December 31, 1999                                                                                       (45,500)
                                                           --------   ---------   --------   ----------   ----------   -----------
BALANCE, December 31, 1999                                        0   6,750,000          0        6,750       38,250       (45,500)
                                                           --------   ---------   --------   ----------   ----------   -----------

Issuance and exercise of warrants for
 the purchase of common stock
 November 2000 ($1.00 / share)                                        2,000,000                   2,000    1,998,000
Issuance of preferred stock in trust
 in contemplation of acquiring shares
 of Merilus Technologies, Inc.,
 December 2000 (Note 2)                                           1                      1                        (1)
Net Operating Loss for the year ended
 December 31, 2000                                                                                                          (7,775)
                                                           --------   ---------   --------   ----------   ----------   -----------
BALANCE, December 31, 2000                                        1   8,750,000          1        8,750    2,036,249       (53,275)
                                                           --------   ---------   --------   ----------   ----------   -----------

Shares of common stock issued for cash
 June 2001 ($1.00 / share - Note 2)                                     600,000                     600      599,400
Shares of common stock issued for cash
 November 2001 ($0.85 / share - Note 2)                                 182,504                     183      154,945
Shares of common stock issued for legal
 services, November 2001 ($0.85 / share - Note 2)                        35,000                      35       29,715
Shares of common stock issued for cash
 December 2001 ($0.50 / share - Note 2)                                 750,000                     750      374,250
Issuance of shares of common stock pursuant
 to an exchange agreement December 2001
 ($0.001 / share - Note 2)                                              828,300                     828        (828)
Issuance of shares of common stock for
 services rendered December 2001
 ($0.25 / share - Note 2)                                                25,000                      25        6,350
Termination of trust agreement (Note 2)                          (1)                    (1)                        1
Net Operating Loss for the year ended
     December 31, 2001 (Note 2)                                                                                         (3,157,978)
                                                           --------   ---------   --------   ----------   ----------   -----------
BALANCE, December 31, 2001                                        0   11,170,804  $      0   $   11,171   $3,200,082   $(3,211,253)
                                                           ========   ==========  ========   ==========   ==========   ===========

              The accompanying notes are an integral part of these
                              financial statements.

                                       Merilus, Inc.
                             ( a development stage enterprise )
                                  Statements of Cash Flows

                                                                              From the date
                                                                               of inception
                                                                              (May 7, 1985)
                                                   For the years ended           through
                                              December 31,     December 31,    December 31,
                                                  2001             2000            2001
                                             --------------   --------------  --------------

OPERATING ACTIVITIES:
Net loss                                     $   (3,157,978)  $       (7,775) $   (3,211,253)
Adjustment to reconcile net loss to
 net cash position
Accounts payable                                          0             (500)              0
Common stock issued for services                     36,125                0          36,125
Loss on investment                                3,121,853                0       3,121,853
                                             --------------   --------------  --------------

Net cash used for operating activities                    0           (8,275)        (53,275)
                                             --------------   --------------  --------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc.
   (Note 2)                                      (1,130,128)      (2,000,000)     (3,130,128)
                                             --------------   --------------  --------------
Net cash used for investing activities           (1,130,128)      (2,000,000)     (3,130,128)
                                             --------------   --------------  --------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock            1,130,128        2,000,000       3,175,128
Donation of capital                                       0            8,275           8,275
                                             --------------   --------------  --------------
Net cash provided from financing activities       1,130,128        2,008,275       3,183,403
                                             --------------   --------------  --------------
Increase (decrease) in cash                               0                0               0

Net cash position at start of period                      0                0               0
                                             --------------   --------------  --------------

Net cash position at end of period           $            0   $            0  $            0
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

During the year 2000 the Company also filed a definitive information statement pursuant to Section 14c of the Securities Act of 1934, to disclose that it had entered into a reorganization agreement ("Agreement") with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"). MTI, a British Columbia corporation, was also a development stage enterprise. During 2001 the Company attempted to complete the terms of the Agreement; however, the acquisition of MTI was never consummated as contemplated.

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, has sustained substantial losses during 2001, and is considered a development stage enterprise as defined by SFAS 7. (See Note 4)

Use of estimates

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

Net loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during that same periods.

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

By the end of year 2001, the Company concluded that its operations would be reported as a failed investment in MTI. During 2001 the Company issued shares of its common stock for the benefit of MTI in the following amounts: 60,000 shares for services rendered valued at the approximate fair market value at the time of issuance of $36,125 (per share price ranging between $0.25 and $1.00); and 1,532,504 shares for cash valued at the cash consideration received (per share price ranging between $0.25 and $1.00).

Note 3: Contingent Liabilities

To the extent that the Company was a party to any financial transactions that were not discharged through MTI's subsequent bankruptcy proceedings, including the obligations associated with the issuance of the one share of preferred stock, or that may not have been listed as part of MTI's bankruptcy, the Company may have contingent liabilities. To the best of management's knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented and no contingent liabilities exist.

Note 4: Subsequent Events (including related party transactions)

During 2003 MTI filed for bankruptcy in British Columbia, Canada, listing the Company as an unsecured creditor in the amount of $3,550,294. The Company has not collected any amounts from the bankruptcy proceedings and does not anticipate the collection of any amounts.

During the fourth quarter of 2005, a shareholder of the Company paid $4,593 of the Company's obligations and through September 30, 2006 advanced $15,894 in cash to the Company. The Company signed interest bearing (6% per annum) promissory notes which are due in full with accrued interest the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. At September 30, 2006 the Company had accrued interest in the amount of $498 on these notes. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a shareholder and management's willingness to serve the Company without monetary remuneration. The Company assumes that this arrangement will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

During February 2006 the Company issued 750,000 shares of common stock to its then President and sole Director in consideration of services rendered valued at $2,250 ($.003 per share), which amount approximated the market value during the period when the services were performed. On December 7, 2006 this individual resigned as a Director and officer of the Company.