Form 10QSB
period 2002-03-31
Merilus, Inc.
filed 2006-12-15
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------


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

               44 West Broadway, #1805, Salt Lake City, Utah 84101
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 949-1020

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

     11,920,804 shares of $0.001 par value common stock on November 27, 2006
     -----------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One): Yes []    No [X]

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, March 31, 2002 (unaudited) and December 31, 2001

Statements of Operations, for the three month period ended March 31, 2002 and 2001 (unaudited), and from the date of inception (May 7, 1985) through March 31, 2002 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through March 31, 2002 (unaudited)

Statements of Cash Flows, for the three month period ended March 31, 2002 and 2001 (unaudited); and from the date of inception (May 7, 1985) through March 31, 2002 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.


Part II - OTHER INFORMATION

Item 6. Exhibits


Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO
Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CFO

Exhibit 32        Section 1350 Certification - CEO
Exhibit 32        Section 1350 Certification - CFO

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                       Merilus, Inc.
                            ( a development stage enterprise )
                                      Balance Sheets

                                                              March 31,       December 31,
                                                                 2002             2001
                                                             (unaudited)
                                                            --------------   --------------
ASSETS:
Current Assets:                                             $            0   $            0
                                                            --------------   --------------

                                        Total Assets        $            0   $            0
                                                            ==============   ==============


LIABILITIES AND
STOCKHOLDERS' (DEFICIT) Current Liabilities:
Accounts payable                                                         0                0

                                   Total Liabilities                     0                0
                                                            --------------   --------------

Stockholders' (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,                   0                0
0 share issued and outstanding
Common Stock - $0.001 par value, 100,000,000 shares                 11,171           11,171
authorized, 11,170,804 issued and outstanding
Additional paid-in capital                                       3,200,082        3,200,082
Deficit accumulated during the development stage                (3,211,253)      (3,211,253)
                                                            --------------   --------------

                        Total Stockholders' (Deficit)                    0                0
                                                            --------------   --------------

                               Total Liabilities and
                             Stockholders' (Deficit)        $            0   $            0
                                                            ==============   ==============


         The accompanying notes are an integral part of these financial statements.

                                      Merilus, Inc.
                            ( a development stage enterprise )
                                 Statements of Operations

                                                                            From the date
                                                                             of inception
                                                                            (May 7, 1985)
                                            For the three months ended         through
                                            March 31,        March 31,        March 31,
                                               2002             2001             2002
                                           (unaudited)      (unaudited)      (unaudited)
                                          --------------   --------------   --------------
Revenue                                   $            0   $            0   $            0
                                          --------------   --------------   --------------

Expenses:
General and administrative                             0                0           89,400
Loss on investment                                     0                0        3,121,853
                                          --------------   --------------   --------------

Net Loss                                  $            0   $            0   $  (3,211,253)
                                          ==============   ==============   ==============


Net loss per share of common stock        $         0.00   $         0.00
                                          ==============   ==============


Weighted average number of common shares
outstanding                                   11,170,804        8,750,000
                                          ==============   ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
                  (Deficit) From the date of inception (May 7,
                          1985) through March 31, 2002


                                                        Preferred   Common     Preferred    Common       Paid in     Accumulated
                                                         Shares     Shares      Stock        Stock       Capital      Deficit
                                                        --------   ----------  --------   -----------  -----------   -----------
BALANCE, May 7, 1985 - date of inception                       0            0  $      0   $         0  $         0   $         0
Common Stock issued for cash through December 1991
 ($0.006 / share)                                                   3,750,000                   3,750       18,750
Common Stock issued for cash through December 1992
 ($0.005 / share)                                                   1,000,000                   1,000        4,000
Common Stock issued for cash through December 1999
 ($0.009 / share)                                                   2,000,000                   2,000       15,500
Net Operating Loss from the date of inception
 through December 1999                                                                                                   (45,500)
                                                        --------   ----------  --------   -----------  -----------   -----------
BALANCE, December 1999                                         0    6,750,000         0         6,750       38,250       (45,500)
                                                        --------   ----------  --------   -----------  -----------   -----------

Issuance and exercise of warrants for the purchase
 of common stock November 2000 ($1.00 / share)                      2,000,000                   2,000    1,998,000
Issuance of preferred stock in trust in
 contemplation of acquiring shares of Merilus
 Technologies, Inc., December 2000 (Note 2)                    1                      1                         (1)
Net Operating Loss for the year ended December 2000                                                                       (7,775)
                                                        --------   ----------  --------   -----------  -----------   -----------
BALANCE, December 2000                                         1    8,750,000         1         8,750    2,036,249       (53,275)
                                                        --------   ----------  --------   -----------  -----------   -----------

Shares of common stock issued for cash June 2001
     ($1.00 / share - Note 2)                                         600,000                     600      599,400
Shares of common stock issued for cash November 2001
($0.85 / share - Note 2)                                              182,504                     183      154,945
Shares of common stock issued for legal services,
 November 2001 ($0.85 / share - Note 2)                                35,000                      35       29,715
Shares of common stock issued for cash December 2001
($0.50 / share - Note 2)                                              750,000                     750      374,250
Issuance of shares of common stock pursuant to an
 exchange agreement December 2001
 ($0.001 / share - Note 2)                                            828,300                     828        (828)
Issuance of shares of common stock for
 services rendered December 2001
 ($0.25 / share - Note 2)                                              25,000                      25        6,350
Termination of trust agreement (Note 2)                       (1)                    (1)                         1
Net Operating Loss for the year ended
December 2001 (Note 2)                                                                                                (3,157,978)
                                                        --------   ----------  --------   -----------  -----------   -----------
BALANCE, December 2001                                         0   11,170,804         0        11,171    3,200,082    (3,211,253)
                                                        --------   ----------  --------   -----------  -----------   -----------

BALANCE FORWARD, December 2001                                 0   11,170,804         0             0            0            0

Net Operating Loss for the period ended
 March 31, 2002 (unaudited)                                                                                                   0
                                                        --------   ----------  --------   -----------  -----------   -----------
BALANCE, March 31, 2002 (unaudited)                            0   11,170,804  $      0   $    11,171  $ 3,200,082   $(3,211,253)
                                                        ========   ==========  ========   ===========  ===========   ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                               From the
                                                                                 date
                                                                             of inception
                                                                               (May 7,
                                                                                1985)
                                            For the three months ended         through
                                            March 31,        March 31,        March 31,
                                               2002             2001             2002
                                           (unaudited)      (unaudited)      (unaudited)
                                          --------------   --------------   --------------
OPERATING ACTIVITIES:
Net loss from operations                  $            0   $            0   $  (3,211,253)
Adjustment to reconcile net loss to
net cash position
Common stock issued for
services                                               0                0           36,125
Loss on investment                                     0                0        3,121,853
                                          --------------   --------------   --------------

Net cash used for operating
activities                                             0                0         (53,275)
                                          --------------   --------------   --------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies,
Inc. (Note 2)                                          0                0      (3,130,128)
                                          --------------   --------------   --------------

Net cash used for investing
activities                                             0                0      (3,130,128)
                                          --------------   --------------   --------------

FINANCING ACTIVITIES:
Proceeds from issuance of common
stock                                                  0                0        3,175,128
Donation of capital                                    0                0            8,275
                                          --------------   --------------   --------------

Net cash provided from
financing activities                                   0                0        3,183,403
                                          --------------   --------------   --------------

Net increase (decrease) in cash                        0                0                0
Net cash position at start of period                   0                0                0
                                          --------------   --------------   --------------

Net cash position at end of period        $            0   $            0   $            0
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

                                  Merilus, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                                   (unaudited)


Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form KSB filed with the Securities and Exchange Commission for the period ended December 31, 2001.

These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2: Summary of Significant Accounting Policies

Development stage enterprise

Merilus, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 7, 1985. The Company's initial operations proved unsuccessful. During 1999 the Company forward split of its outstanding shares of common stock on a basis of 200 for 1, and during the year 2000 the Company again forward split its common stock on a basis of 10 for 1 and amended its articles of incorporation to authorize the issuance of a preferred class of stock. The financial statements of the Company retroactively reflect the effects of both of these forward splits.

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

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7 and since 2005, the Company is seeking an acquisition or merger with an operating entity. (See Note 4)

Net loss per share of common stock

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

Note 4: Subsequent Events and Related Party Transactions

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

Alex Demitriev serves as the Company's sole officer and director, and therefore he acts as Company's management. Mr. Demitriev is not being provided any cash compensation. Prior to Mr. Demitriev's appointment, Denny W. Nestripke accepted the position of the Company's sole officer and director in 2005 and has served in that capacity until November 27, 2006. During the 4th quarter of 2005, the Company accrued a liability payable to Mr. Nestripke in the amount of $1,500 and an additional amount of $750 was earned during January of 2006. During February of 2006 Mr. Nestripke received 750,000 shares of the Company's common stock valued at $0.003, the prevailing market price during the period that the $2,250 was earned. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations. On November 27, 2006, Mr. Nestripke appointed Alex Demitriev to the Board of Directors and tendered his resignation as a director and sole officer of the Company. Mr. Nestripke also entered into an engagement letter relating to future services which he will provide to the

Company. Pursuant to the engagement letter, the Company has requested that Mr. Nestripke assist Mr. Demitriev in submitting financial information to the Company's auditors, without cost to the Company.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2006, the Company has obligated itself in the amount of $19,594 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities. At June 30, 2006, the Company had no obligations and was not actively pursuing any business objectives.

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

Liquidity and Capital Resources

As of March 31, 2002, the Company had no working capital with no assets or liabilities. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2002, the Company had no revenue or expenses as it was not pursuing any business activities. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

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

                                              Merilus, Inc.
                                              (Registrant)


Dated: December 12, 2006                    By: /s/ Alex Demitriev
                                            Alex Demitriev
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            Director