Form 10QSB
period 2002-09-30
Merilus, Inc.
filed 2006-12-15
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

                   44 West Broadway, Salt Lake City, UT 84101
                    (Address of principal executive offices)

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

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, September 30, 2002 (unaudited) and December 31, 2001

Statements of Operations, for the three and nine month periods ended September 30, 2002 and 2001 (unaudited), and from the date of inception (May 7, 1985) through September 30, 2002 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through September 30, 2002 (unaudited)

Statements of Cash Flows, for the nine month period ended September 30, 2002 and 2001 (unaudited); and from the date of inception (May 7, 1985) through September 30, 2002 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.

Part II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO
Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CFO

Exhibit 32        Section 1350 Certification - CEO
Exhibit 32        Section 1350 Certification - CFO

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                      Merilus, Inc.
                            ( a development stage enterprise )
                                      Balance Sheets

                                                            September 30,    December 31,
                                                                 2002            2001
                                                             (unaudited)
                                                            --------------  --------------
ASSETS:
Current Assets:                                             $            0  $            0
                                                            --------------  --------------

Total Assets                                                $            0  $            0
                                                            ==============  ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable                                                         0               0
                                                            --------------  --------------

Total Liabilities                                                        0               0
                                                            --------------  --------------

Stockholders' (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,
 0 share issued and outstanding                                          0               0
Common Stock - $0.001 par value, 100,000,000 shares
 authorized, 11,170,804 issued and outstanding                      11,171          11,171
Additional paid-in capital                                       3,200,082       3,200,082
Deficit accumulated during the development stage                (3,211,253)     (3,211,253)
                                                            --------------  --------------

Total Stockholders' (Deficit)                                            0               0
                                                            --------------  --------------

Total Liabilities and Stockholders' (Deficit)               $            0  $            0
                                                            ==============  ==============


         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                                                                  From the date
                                                                                                                  of inception
                                                                                                                  (May 7, 1985)
                                                  For the three months ended          For the nine months ended      through
                                                September 30,   September 30,    September 30,   September 30,    September 30,
                                                     2002            2001             2002            2001            2002
                                                 (unaudited)     (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                                --------------  --------------   --------------  --------------   -------------
Revenue                                         $            0  $            0   $            0  $            0   $           0
                                                --------------  --------------   --------------  --------------   -------------

Expenses:
General and administrative                                   0               0                0               0          89,400
Loss on investment                                           0               0                0               0       3,121,853
                                                --------------  --------------   --------------  --------------   -------------

Net Loss                                        $            0  $            0   $            0  $            0   $  (3,211,253)
                                                ==============  ==============   ==============  ==============   =============


Net loss per share of common stock              $         0.00  $         0.00   $         0.00  $         0.00
                                                ==============  ==============   ==============  ==============


Weighted average number of common
 shares outstanding                                 11,170,804       9,350,000       11,170,804       9,016,667
                                                ==============  ==============   ==============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
               (Deficit) From the date of inception (May 7, 1985)
                           through September 30, 2002

                                                       Preferred    Common     Preferred    Common       Paid in    Accumulated
                                                        Shares      Shares       Stock       Stock       Capital      Deficit
                                                       ---------  -----------  ---------  -----------  -----------  ------------
BALANCE, May 7, 1985 - date of inception                       0            0  $       0  $         0  $         0  $          0
Common Stock issued for cash through
 December 1991 ($0.006 / share)                                     3,750,000                   3,750       18,750
Common Stock issued for cash through
 December 1992 ($0.005 / share)                                     1,000,000                   1,000        4,000
Common Stock issued for cash through
 December 1999 ($0.009 / share)                                     2,000,000                   2,000       15,500
Net Operating Loss from the date of
 inception through December 1999                                                                                         (45,500)
                                                       ---------  -----------  ---------  -----------  -----------  ------------
BALANCE, December 1999                                         0    6,750,000          0        6,750       38,250       (45,500)
                                                       ---------  -----------  ---------  -----------  -----------  ------------

Issuance and exercise of warrants for
 the purchase of common stock November 2000
 ($1.00 / share)                                                    2,000,000                   2,000    1,998,000
Issuance of preferred stock in trust in
 contemplation of acquiring shares of Merilus
 Technologies, Inc., December 2000 (Note 2)                    1                       1                        (1)
Net Operating Loss for the year ended December 2000                                                                       (7,775)
                                                       ---------  -----------  ---------  -----------  -----------  ------------
BALANCE, December 2000                                         1    8,750,000          1        8,750    2,036,249       (53,275)
                                                       ---------  -----------  ---------  -----------  -----------  ------------

Shares of common stock issued for cash
 June 2001 ($1.00 / share - Note 2)                                   600,000                     600      599,400
Shares of common stock issued for cash
 November 2001 ($0.85 / share - Note 2)                               182,504                     183      154,945
Shares of common stock issued for legal
 services, November 2001 ($0.85 / share
 - Note 2)                                                             35,000                      35       29,715
Shares of common stock issued for cash
 December 2001 ($0.50 / share - Note 2)                               750,000                     750      374,250
Issuance of shares of common stock pursuant
 to an exchange agreement December 2001
 ($0.001 / share - Note 2)                                            828,300                     828         (828)
Issuance of shares of common stock
 for services rendered December 2001
 ($0.25 / share - Note 2)                                              25,000                      25        6,350
Termination of trust agreement (Note 2)                       (1)                     (1)                        1
Net Operating Loss for the year ended
December 2001 (Note 2)                                                                                                (3,157,978)
                                                       ---------  -----------  ---------  -----------  -----------  ------------
BALANCE, December 2001                                         0   11,170,804          0       11,171    3,200,082    (3,211,253)
                                                       ---------  -----------  ---------  -----------  -----------  ------------

Net Operating Loss for the period
 ended September 30, 2002 (unaudited)                                                                            0             0
                                                       ---------  -----------  ---------  -----------  -----------  ------------
BALANCE, September 30, 2002 (unaudited)                        0   11,170,804  $       0  $    11,171  $ 3,200,082  $ (3,211,253)
                                                       =========  ===========  =========  ===========  ===========  ============

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
                                                                                   (May 7, 1985)
                                                    For the nine months ended         through
                                                  September 30,   September 30,    September 30,
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

These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2006, the Company has obligated itself in the amount of $19,594 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities. At September 30, 2002, the Company had no obligations and was not actively pursuing any business objectives.

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

Liquidity and Capital Resources

As of September 30, 2002, the Company had no working capital with no assets or liabilities. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2002, the Company had no revenue or expenses as it was not pursuing any business activities. The Company does not anticipate any revenue until it locates a new business opportunity.

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