Form 10KSB
period 2002-12-31
Merilus, Inc.
filed 2006-12-15
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

          CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 is first being filed in December 2006. Shareholders and others are cautioned that the financial statements included in this report are old and are not indicative of the operating results that may be expected for the current years. Investors and shareholders are directed to review the Company's Form 10-KSB for the fiscal year ended December 31, 2005, and the quarterly report for the quarter ended September 30, 2006, for updated financial information.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

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

Holders - At August 30, 2006, the Company had approximately 40 shareholders of record based on information obtained from the Company's transfer agent.

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

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director and has served in that capacity until November 29, 2006. During the 4th quarter of 2005, the Company accrued a liability payable to Mr. Nestripke in the amount of $1,500 and an additional amount of $750 was earned during January of 2006. During February of 2006 Mr. Nestripke received 750,000 shares of the Company's common stock valued at $0.003, the prevailing market price during the period that the $2,250 was earned. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations. On November 29, 2006, Mr. Nestripke appointed Alex Demitriev to the Board of Directors and tendered his resignation as a director and sole officer of the Company. Mr. Nestripke also entered into an engagement letter relating to future services which he will provide to the Company. Pursuant to the engagement letter, the Company has requested that Mr. Nestripke assist Mr. Demitriev in submitting financial information to the Company's auditors, without cost to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had no assets and or liabilities. The Company was not operating so it had no expenses being incurred. Management anticipates only nominal continuing expenses which should be consistent with expenses incurred in 2006. However, if a business is commenced or acquired, expenses would increase.

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

RESULTS OF OPERATIONS

The Company has not had any revenue since inception. The Company anticipates nominal losses until a new business can be developed.

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

                                                   Amount and Nature of
Title of Class    Name of Beneficial Owner       Beneficial Ownership (1)           Percent of Class
--------------    ------------------------       ------------------------           ----------------
Common            Micvic, LLC                        6,735,600 shares                   60.3%
                  4764 South 900 East
                  Salt Lake City, UT

                  Name of Officer, Director       Amount and Nature of
Title of Class    and Nominee                     Beneficial Ownership (1)           Percent of Class
--------------    -------------------------       ------------------------           ----------------
Common            Alex Demitriev                        0 shares                        0%

Common            All Officers and Directors
                  as a Group                            0 shares                        0%

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

ITEM 13. Exhibits

Financial Statements - the following financial statements are included in this report:

Title of Document                                             Page

Report of Independent Registered Public Accounting Firm       F-1
Balance Sheet                                                 F-2
Statements of Operations                                      F-3
Statements of Stockholders= (Deficit)                         F-4-5
Statements of Cash Flows                                      F-6
Notes to Financial Statements                                 F-7-8

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

                   By: /s/ Alex Demitriev
                   Alex Demitriev, Principal Executive and Financial Officer, Director

                   Date: December 12, 2006

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Merilus, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. (a Nevada development stage enterprise) as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2002, and the results of its operations, stockholders' deficit, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                     Merilus, Inc.
                          ( a development stage enterprise )
                                     Balance Sheet

                                                                          December 31,
                                                                              2002
                                                                         --------------
ASSETS:
Current Assets:
Cash in Bank                                                             $            0
                                                                         --------------

Total Assets                                                             $            0
                                                                         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                                                      0
                                                                         --------------

Total Liabilities                                                                     0
                                                                         --------------

Stockholders' Equity (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,
 0 share issued and outstanding                                                       0

Common Stock - $0.001 par value, 100,000,000 shares authorized,
11,170,804 shares issued and outstanding                                         11,171

Additional paid-in capital                                                    3,200,082

Deficit accumulated during the development stage                             (3,211,253)
                                                                         --------------

Total Stockholders' Equity (Deficit)                                                  0
                                                                         --------------

Total Liabilities and Stockholders' Equity (Deficit)                     $            0
                                                                         ==============

   The accompanying notes are an integral part of these financial statements.

                                       Merilus, Inc.
                             ( a development stage enterprise )
                                  Statements of Operations

                                                                              From the date
                                                                               of inception
                                                                              (May 7, 1985)
                                                   For the years ended           through
                                              December 31,     December 31,    December 31,
                                                  2002             2001            2002
                                             --------------   --------------  --------------
Revenue                                      $            0   $            0  $            0
                                             --------------   --------------  --------------

Expenses:
General and administrative                                0           36,125          89,400
Loss on investment                                        0        3,121,853       3,121,853
                                             --------------   --------------  --------------

Net Loss                                                  0      (3,157,978)     (3,211,253)
                                             ==============   ==============  ==============

Net loss per share of common stock           $         0.00   $       (0.31)
                                             ==============   ==============

Weighted average number of common shares         11,170,804       10,029,134
                                             ==============   ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
                  (Deficit) From the date of inception (May 7,
                         1985) through December 31, 2002

                                                           Preferred   Common     Preferred    Common      Paid in     Accumulated
                                                            Shares     Shares      Stock       Stock       Capital       Deficit
                                                           --------   ---------   --------   ----------   ----------   -----------

BALANCE, May 7, 1985 - date of inception                          0           0   $      0   $        0   $        0   $         0
Common Stock issued for cash through
 December 1991 ($0.006 / share)                                       3,750,000                   3,750       18,750
Common Stock issued for cash through
 December 1992 ($0.005 / share)                                       1,000,000                   1,000        4,000
Common Stock issued for cash through
 December 1999 ($0.009 / share)                                       2,000,000                   2,000       15,500
Net Operating Loss from the date of
 inception through December 31, 1999                                                                                       (45,500)
                                                           --------   ---------   --------   ----------   ----------   -----------
BALANCE, December 31, 1999                                        0   6,750,000          0        6,750       38,250       (45,500)
                                                           --------   ---------   --------   ----------   ----------   -----------

Issuance and exercise of warrants for the
 purchase of common stock November 2000 ($1.00 / share)               2,000,000                   2,000    1,998,000
Issuance of preferred stock in trust in
 contemplation of acquiring shares of Merilus
 Technologies, Inc., December 2000 (Note 2)                       1                      1                        (1)
Net Operating Loss for the year ended December 31, 2000                                                                     (7,775)
                                                           --------   ---------   --------   ----------   ----------   -----------
BALANCE, December 31, 2000                                        1   8,750,000          1        8,750    2,036,249       (53,275)
                                                           --------   ---------   --------   ----------   ----------   -----------

Shares of common stock issued for cash June 2001
($1.00 / share - Note 2)                                                600,000                     600      599,400
Shares of common stock issued for cash November 2001
($0.85 / share - Note 2)                                                182,504                     183      154,945
Shares of common stock issued for legal services,
 November 2001 ($0.85 / share - Note 2)                                  35,000                      35       29,715
Shares of common stock issued for cash December 2001
     ($0.50 / share - Note 2)                                           750,000                     750      374,250
Issuance of shares of common stock pursuant to an
 exchange agreement December 2001
 ($0.001 / share - Note 2)                                              828,300                     828        (828)
Issuance of shares of common stock for
 services rendered December 2001
 ($0.25 / share - Note 2)                                                25,000                      25        6,350
Termination of trust agreement (Note 2)                         (1)                    (1)                         1
Net Operating Loss for the year ended
 December 31, 2001 (Note 2)                                                                                             (3,157,978)
                                                           --------   ---------   --------   ----------   ----------   -----------
BALANCE, December 31, 2001                                        0   11,170,804         0       11,171    3,200,082    (3,211,253)
                                                           --------   ---------   --------   ----------   ----------   -----------

Net operating loss for the year ended December 31, 2002                                                            0             0
                                                           --------   ---------   --------   ----------   ----------   -----------
BALANCE, December 31, 2002                                        0   11,170,804  $      0   $   11,171   $3,200,082   $(3,211,253)
                                                           ========   =========   ========   ==========   ==========   ===========


              The accompanying notes are an integral part of these
                             financial statements.

                                       Merilus, Inc.
                             ( a development stage enterprise )
                                  Statements of Cash Flows

                                                                              From the date
                                                                               of inception
                                                                              (May 7, 1985)
                                                   For the years ended           through
                                              December 31,     December 31,    December 31,
                                                  2002             2001            2002
                                             --------------   --------------  --------------
OPERATING ACTIVITIES:
Net loss                                     $            0   $   (3,157,978) $   (3,211,253)
Adjustment to reconcile net loss to
 net cash position
Common stock issued for services                          0           36,125          36,125
Loss on investment                                        0        3,121,853       3,121,853
                                             --------------   --------------  --------------

Net cash used for operating activities                    0                0         (53,275)
                                             --------------   --------------  --------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc.
 (Note 2)                                                 0       (1,130,128)     (3,130,128)
                                             --------------   --------------  --------------

Net cash used for investing activities                    0       (1,130,128)     (3,130,128)
                                             --------------   --------------  --------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                    0        1,130,128       3,175,128
Donation of capital                                       0                0           8,275
                                             --------------   --------------  --------------

Net cash provided from financing activities               0        1,130,128       3,183,403
                                             --------------   --------------  --------------

Net increase (decrease) in cash                           0                0               0
Net cash position at start of period                      0                0               0
                                             --------------   --------------  --------------

Net cash position at end of period           $            0   $            0  $            0
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

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, has sustained substantial losses during 2001, and has essentially been inactive during 2002. The Company is considered a development stage enterprise as defined by SFAS 7. (See Note 4)

Use of estimates

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

By the end of year 2001, the Company concluded that its operations would be reported as a failed investment in MTI. During 2001 the Company issued shares of its common stock for the benefit of MTI in the following amounts: 60,000 shares for services rendered valued at the approximate fair market value at the time of issuance of $36,125 (per share price ranging between $0.25 and $1.00); and 1,532,504 shares for cash valued at the cash consideration received (per share price ranging between $0.25 and $1.00). During 2002 the Company essentially conducted no operations and consequently generated no revenue and incurred no expenses.

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