Form 10QSB
period 2003-03-31
Merilus, Inc.
filed 2006-12-15
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, March 31, 2003 (unaudited) and December 31, 2002

Statements of Operations, for the three month period ended March 31, 2003 and 2002 (unaudited), and from the date of inception (May 7, 1985) through March 31, 2003 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through March 31, 2003 (unaudited)

Statements of Cash Flows, for the three month period ended March 31, 2003 and 2002 (unaudited); and from the date of inception (May 7, 1985) through March 31, 2003 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.

Part II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO
Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CFO

Exhibit 32        Section 1350 Certification - CEO
Exhibit 32        Section 1350 Certification - CFO

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                      Merilus, Inc.
                            ( a development stage enterprise )
                                      Balance Sheets

                                                              March 31,      December 31,
                                                                 2003            2002
                                                             (unaudited)
                                                            --------------  --------------
ASSETS:
Current Assets:                                             $            0  $            0
                                                            --------------  --------------

Total Assets                                                $            0  $            0
                                                            ==============  ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable                                                         0               0
                                                            --------------  --------------

Total Liabilities                                                        0               0
                                                            --------------  --------------

Stockholders' (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,      $            0  $            0
0 share issued and outstanding
Common Stock - $0.001 par value, 100,000,000 shares                 11,171          11,171
authorized, 11,170,804 issued and outstanding
Additional paid-in capital                                       3,200,082       3,200,082
Deficit accumulated during the development stage                (3,211,253)     (3,211,253)
                                                            --------------  --------------

Total Stockholders' (Deficit)                                            0               0
                                                            --------------  --------------

Total Liabilities and Stockholders' (Deficit)               $            0  $            0
                                                            ==============  ==============


         The accompanying notes are an integral part of these financial statements.

                                      Merilus, Inc.
                           ( a development stage enterprise )
                                Statements of Operations

                                                                           From the date
                                                                            of inception
                                                                           (May 7, 1985)
                                            For the three months ended        through
                                            March 31,        March 31,       March 31,
                                               2003             2002            2003
                                           (unaudited)      (unaudited)     (unaudited)
                                          --------------   --------------  --------------
Revenue                                   $            0   $            0  $            0
                                          --------------   --------------  --------------

Expenses:
General and administrative                             0                0          89,400
Loss on investment                                     0                0       3,121,853
                                          --------------   --------------  --------------

Net Loss                                  $            0   $            0  $  (3,211,253)
                                          ==============   ==============  ==============

Net loss per share of common stock        $         0.00   $         0.00
                                          ==============   ==============


Weighted average number of common shares
outstanding                                   11,170,804       11,170,804
                                          ==============   ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
                  (Deficit) From the date of inception (May 7,
                          1985) through March 31, 2003

                                                       Preferred    Common     Preferred    Common       Paid in    Accumulated
                                                        Shares      Shares      Stock        Stock       Capital      Deficit
                                                       ---------  ----------   --------   -----------  -----------  ------------
BALANCE, May 7, 1985 - date of inception                       0           0   $      0   $         0  $         0  $          0
Common Stock issued for cash through
 December 1991 ($0.006 / share)                                    3,750,000                    3,750       18,750
Common Stock issued for cash through
 December 1992 ($0.005 / share)                                    1,000,000                    1,000        4,000
Common Stock issued for cash through
 December 1999 ($0.009 / share)                                    2,000,000                    2,000       15,500
Net Operating Loss from the date of
 inception through December 1999                                                                                         (45,500)
                                                       ---------  ----------   --------   -----------  -----------  ------------
BALANCE, December 1999                                         0   6,750,000          0         6,750       38,250       (45,500)
                                                       ---------  ----------   --------   -----------  -----------  ------------

Issuance and exercise of warrants for
 the purchase of common stock
 November 2000 ($1.00 / share)                                     2,000,000                    2,000    1,998,000
Issuance of preferred stock in trust
 in contemplation of acquiring shares of
 Merilus Technologies, Inc., December 2000 (Note 2)            1                      1                         (1)
Net Operating Loss for the year ended December 2000                                                                       (7,775)
                                                       ---------  ----------   --------   -----------  -----------  ------------
BALANCE, December 2000                                         1   8,750,000          1         8,750    2,036,249       (53,275)
                                                       ---------  ----------   --------   -----------  -----------  ------------

Shares of common stock issued for cash June 2001
($1.00 / share - Note 2)                                             600,000                      600      599,400
Shares of common stock issued for cash November 2001
($0.85 / share - Note 2)                                             182,504                      183      154,945
Shares of common stock issued for legal
 services, November 2001 ($0.85 / share - Note 2)                     35,000                       35       29,715
Shares of common stock issued for cash December 2001
($0.50 / share - Note 2)                                             750,000                      750      374,250
Issuance of shares of common stock pursuant
 to an exchange agreement December 2001
 ($0.001 / share - Note 2)                                           828,300                      828        (828)
Issuance of shares of common stock for
 services rendered December 2001
 ($0.25 / share - Note 2)                                             25,000                       25        6,350
Termination of trust agreement (Note 2)                       (1)                    (1)                         1
Net Operating Loss for the year ended
December 2001 (Note 2)                                                                                                (3,157,978)
                                                       ---------  ----------   --------   -----------  -----------  ------------
BALANCE, December 2001                                         0  11,170,804          0        11,171    3,200,082    (3,211,253)
                                                       ---------  ----------   --------   -----------  -----------  ------------

Net operating loss for the year ended
 December 31, 2002                                                                                                             0
                                                       ---------  ----------   --------   -----------  -----------  ------------
BALANCE, December 31, 2002                                     0  11,170,804          0        11,171    3,200,082    (3,211,253)
                                                       ---------  ----------   --------   -----------  -----------  ------------

Net operating loss for the period ended March 31, 2003 (unaudited)                                               0             0
                                                       ---------  ----------   --------   -----------  -----------  ------------
BALANCE, March 31, 2003 (unaudited)                            0  11,170,804   $      0   $    11,171  $ 3,200,082  $ (3,211,253)
                                                       =========  ==========   ========   ===========  ===========  ============



              The accompanying notes are an integral part of these
                             financial statements.

                                      Merilus, Inc.
                           ( a development stage enterprise )
                                Statements of Cash Flows

                                                                           From the date
                                                                            of inception
                                                                           (May 7, 1985)
                                            For the three months ended        through
                                            March 31,        March 31,       March 31,
                                               2003             2002            2003
                                           (unaudited)      (unaudited)     (unaudited)
                                          --------------   --------------  --------------
OPERATING ACTIVITIES:
Net loss from operations                  $            0   $            0  $   (3,211,253)
Adjustment to reconcile net loss
 to net cash position
Common stock issued for services                       0                0          36,125
Loss on investment                                     0                0       3,121,853
                                          --------------   --------------  --------------

Net cash used for operating activities                 0                0         (53,275)
                                          --------------   --------------  --------------

INVESTING ACTIVITIES:
Investment in Merilus
 Technologies, Inc. (Note 2)                           0                0      (3,130,128)
                                          --------------   --------------  --------------

Net cash used for investing activities                 0                0      (3,130,128)
                                          --------------   --------------  --------------

FIANCING ACTIVITIES:
Proceeds from issuance of common stock                 0 0              0       3,175,128
Donation of capital                                    0                0           8,275
                                          --------------   --------------  --------------

Net cash provided from financing
activities                                             0                0       3,183,403
                                          --------------   --------------  --------------

Net increase (decrease) in cash                        0                0               0
Net cash position at start of period                   0                0               0
                                          --------------   --------------  --------------

Net cash position at end of period        $            0   $            0  $            0
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

                                  Merilus, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                                   (unaudited)


Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form KSB filed with the Securities and Exchange Commission for the period ended December 31, 2002.

These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2006, the Company has obligated itself in the amount of $19,594 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities. At March 31, 2003, the Company had no obligations and was not actively pursuing any business objectives.

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

Liquidity and Capital Resources

As of March 31, 2003, the Company had no working capital with no assets or liabilities. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2003, the Company had no revenue or expenses as it was not pursuing any business activities. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                   Merilus, Inc.
                                  (Registrant)


Dated: December 12, 2003        By: /s/ Alex Demitriev
                                Alex Demitriev
                                Chief Executive Officer
                                Chief Financial Officer
                                Director