Form 10QSB
period 2003-06-30
Merilus, Inc.
filed 2006-12-18
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, June 30, 2003 (unaudited) and December 31, 2002

Statements of Operations, for the three and six month periods ended June 30, 2003 and 2002 (unaudited), and from the date of inception (May 7, 1985) through June 30, 2003 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through June 30, 2003 (unaudited)

Statements of Cash Flows, for the six month period ended June 30, 2003 and 2002 (unaudited); and from the date of inception (May 7, 1985) through June 30, 2003 (unaudited)

Notes to financial statements (unaudited)

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

                                                               June 30,      December 31,
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

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                                                                  From the date
                                                                                                                  of inception
                                                                                                                  (May 7, 1985)
                                                  For the three months ended        For the six months ended         through
                                                   June 30,        June 30,         June 30,        June 30,        June 30,
                                                     2003            2002             2003            2002            2003
                                                 (unaudited)     (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                                --------------  --------------   --------------  --------------   -------------
Revenue                                         $            0  $            0   $            0  $            0   $           0
                                                --------------  --------------   --------------  --------------   -------------

Expenses
General and administrative                                   0               0                0               0          89,400
Loss on investment                                           0               0                0               0       3,121,853

                                                --------------  --------------   --------------  --------------   -------------

Net Loss                                                     0 0             0 0              0 0             0     (3,211,253)
                                                ==============  ==============   ==============  ==============   =============


Net loss per share of common stock                        0.00            0.00             0.00            0.00
                                                ==============  ==============   ==============  ==============


Weighted average number of common
 shares outstanding                                 11,170,804      11,170,804       11,170,804      11,170,804
                                                ==============  ==============   ==============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
                  (Deficit) From the date of inception (May 7,
                           1985) through June 30, 2003

                                                       Preferred    Common      Preferred    Common      Paid in     Accumulated
                                                        Shares      Shares       Stock       Stock       Capital       Deficit
                                                       ---------  -----------   --------   ----------   ----------   ------------
BALANCE, May 7, 1985 - date of inception                       0            0   $      0   $        0   $        0   $          0
Common Stock issued for cash through
 December 1991 ($0.006 / share)                                     3,750,000                   3,750       18,750
Common Stock issued for cash through
 December 1992 ($0.005 / share)                                     1,000,000                   1,000        4,000
Common Stock issued for cash through
 December 1999 ($0.009 / share)                                     2,000,000                   2,000       15,500
Net Operating Loss from the date of
 inception through December 1999                                                                                          (45,500)
                                                       ---------  -----------   --------   ----------   ----------   ------------
BALANCE, December 1999                                         0    6,750,000          0        6,750       38,250        (45,500)
                                                       ---------  -----------   --------   ----------   ----------   ------------

Issuance and exercise of warrants for
 the purchase of common stock November 2000
 ($1.00 / share)                                                    2,000,000                   2,000    1,998,000
Issuance of preferred stock in trust in
 contemplation of acquiring shares
 of Merilus Technologies, Inc.,
 December 2000 (Note 2)                                        1                       1                       (1)
Net Operating Loss for the year ended December 2000                                                                       (7,775)
                                                       ---------  -----------   --------   ----------   ----------   ------------
BALANCE, December 2000                                         1    8,750,000          1        8,750    2,036,249       (53,275)
                                                       ---------  -----------   --------   ----------   ----------   ------------

Shares of common stock issued for cash June 2001
($1.00 / share - Note 2)                                              600,000                     600      599,400
Shares of common stock issued for cash November 2001
($0.85 / share - Note 2)                                              182,504                     183      154,945
Shares of common stock issued for legal services,
 November 2001 ($0.85 / share - Note 2)                                35,000                      35       29,715
Shares of common stock issued for cash
 December 2001 ($0.50 / share - Note 2)                               750,000                     750      374,250
Issuance of shares of common stock
 pursuant to an exchange agreement
 December 2001 ($0.001 / share - Note 2)                              828,300                     828        (828)
Issuance of shares of common stock for
 services rendered December 2001
 ($0.25 / share - Note 2)                                              25,000                      25        6,350
Termination of trust agreement (Note 2)                      (1)                     (1)                         1
Net Operating Loss for the year ended
December 2001 (Note 2)                                                                                                (3,157,978)
                                                       ---------  -----------   --------   ----------   ----------   ------------
BALANCE, December 2001                                         0   11,170,804          0       11,171    3,200,082    (3,211,253)
                                                       ---------  -----------   --------   ----------   ----------   ------------

Net operating loss for the year ended December 2002                                                                             0
                                                       ---------  -----------   --------   ----------   ----------   ------------
BALANCE, December 2002                                         0   11,170,804          0       11,171    3,200,082    (3,211,253)
                                                       ---------  -----------   --------   ----------   ----------   ------------

Net Operating Loss for the period
 ended June 30, 2003 (unaudited)                                                                                                0
                                                       ---------  -----------   --------   ----------   ----------   ------------
BALANCE, June 30, 2003 (unaudited)                             0   11,170,804   $      0   $   11,171   $3,200,082   $(3,211,253)
                                                       =========  ===========   ========   ==========   ==========   ============



              The accompanying notes are an integral part of these
                             financial statements.

                                          Merilus, Inc.
                                ( a development stage enterprise )
                                     Statements of Cash Flows

                                                                                    From the date
                                                                                    of inception
                                                                                    (May 7, 1985)
                                                     For the six months ended          through
                                                     June 30,        June 30,         June 30,
                                                       2003            2002             2003
                                                   (unaudited)     (unaudited)       (unaudited)
                                                  --------------  --------------   ---------------
OPERATING ACTIVITIES:
Net loss from operations                          $            0  $            0   $   (3,211,253)
Adjustment to reconcile net loss
 to net cash position
Common stock issued for services                               0               0            36,125
Loss on investment                                             0               0         3,121,853
                                                  --------------  --------------   ---------------

Net cash used for operating activities                         0               0          (53,275)
                                                  --------------  --------------   ---------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc. (Note 2)0             0               0       (3,130,128)
                                                  --------------  --------------   ---------------

Net cash used for investing activities                         0               0       (3,130,128)
                                                  --------------  --------------   ---------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         0               0         3,175,128
Donation of capital                                            0               0             8,275
                                                  --------------  --------------   ---------------

Net cash provided from financing activities                    0               0         3,183,403
                                                  --------------  --------------   ---------------

Net increase (decrease) in cash                                0               0                 0
Net cash position at start of period                           0               0                 0
                                                  --------------  --------------   ---------------

Net cash position at end of period                $            0  $            0   $             0
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

These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2006, the Company has obligated itself in the amount of $19,594 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities. At June 30, 2003, the Company had no obligations and was not actively pursuing any business objectives.

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

Liquidity and Capital Resources

As of June 30, 2003, the Company had no working capital with no assets or liabilities. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2003, the Company had no revenue or expenses as it was not pursuing any business activities. The Company does not anticipate any revenue until it locates a new business opportunity.

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