Form 10KSB
period 2003-12-31
Merilus, Inc.
filed 2006-12-18
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

                                                            or

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-28475

                                  Merilus, Inc.
                                  ------------
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

         State issuer's revenues for its most recent fiscal year. $ 0.00
                                                                  ------

         State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant's common stock has had limited trading volume. On November 27, 2006 the average bid and asked price of the common stock was $0.025, resulting in an aggregate market value of $110,880 for non-affiliated stock.

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

          CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 is first being filed in December 2006. Shareholders and others are cautioned that the financial statements included in this report are old and are not indicative of the operating results that may be expected for the current years. Investors and shareholders are directed to review the Company's Form 10-KSB for the fiscal year ended December 31, 2005, and the quarterly report for the quarter ended September 30, 2006, for updated financial information.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had no assets and minimal liabilities. The Company was not operating so it had no expenses being incurred. Management anticipates only nominal continuing expenses which should be consistent with expenses incurred in 2006. However, if a business is commenced or acquired, expenses would increase.

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

Code of Ethics

The Company adopted a Code of Ethics that is applicable during its development stage and during the period of time that the Company is seeking to acquire a business opportunity and filed such Code of Ethics as Exhibit 14- to its December 31, 2005, Form 10-KSB Report.

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

ITEM 13. Exhibits

Financial Statements - the following financial statements are included in this report:

Title of Document                                                      Page

Report of Independent Registered Public Accounting Firm                F-1
Balance Sheet                                                          F-2
Statements of Operations                                               F-3
Statements of Stockholders= (Deficit)                                  F-4
Statements of Cash Flows                                               F-5
Notes to Financial Statements                                          F-6-7

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

**** Incorporated by reference from the Company's Form 10KSB for December 31, 2005, filed with the Commission, SEC file no. 000-28475.

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

                   By:   /s/ Alex Demitriev
                   Alex Demitriev, Principal Executive and Financial Officer, Director

                   Date: December 12, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Merilus, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. (a Nevada development stage enterprise) as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2003, and the results of its operations, stockholders' deficit, and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                /s/ Child, Van Wagoner & Bradshaw, PLLC
                                         Certified Public Accountants
Salt Lake City, Utah
September 23, 2006

                                      Merilus, Inc.
                            ( a development stage enterprise )
                                      Balance Sheet

                                                                           December 31,
                                                                               2003
                                                                         -----------------
ASSETS:
Current Assets:
Cash in Bank                                                             $               0
                                                                         -----------------

Total Assets                                                             $               0
                                                                         =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                                                       125
                                                                         -----------------
Total Liabilities                                                                      125
                                                                         -----------------

Stockholders' Equity (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,
 0 share issued and outstanding                                                          0
Common Stock - $0.001 par value, 100,000,000 shares authorized,
11,170,804 shares issued and outstanding                                            11,171
Additional paid-in capital                                                       3,200,082
Deficit accumulated during the development stage                                (3,211,378)
                                                                         -----------------

Total Stockholders' Equity (Deficit)                                                  (125)
                                                                         -----------------

Total Liabilities and Stockholders' Equity (Deficit)                     $               0
                                                                         =================

         The accompanying notes are an integral part of these financial statements.

                                       Merilus, Inc.
                             ( a development stage enterprise )
                                  Statements of Operations

                                                                              From the date
                                                                               of inception
                                                                              (May 7, 1985)
                                                   For the years ended           through
                                              December 31,     December 31,    December 31,
                                                  2003             2002            2003
                                             --------------   --------------  --------------
Revenue                                      $            0   $            0  $            0
                                             --------------   --------------  --------------

Expenses:
General and administrative                              125                0          89,525
Loss on investment                                        0                0       3,121,853
                                             --------------   --------------  --------------

Net Loss                                     $         (125)  $            0  $  (3,211,378)
                                             ==============   ==============  ==============

Net loss per share of common stock           $        (0.00)  $         0.00
                                             ==============   ==============

Weighted average number of common shares         11,170,804       11,170,804
                                             ==============   ==============


         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
                  (Deficit) From the date of inception (May 7,
                         1985) through December 31, 2003

                                                       Preferred    Common     Preferred    Common      Paid in     Accumulated
                                                        Shares      Shares      Stock       Stock       Capital       Deficit
                                                       --------   ----------   --------   ----------   ----------   ------------
BALANCE, May 7, 1985 - date of inception                      0            0   $      0   $        0   $        0   $          0
Common Stock issued for cash through
 December 1991 ($0.006 / share)                                    3,750,000                   3,750       18,750
Common Stock issued for cash through
 December 1992 ($0.005 / share)                                    1,000,000                   1,000        4,000
Common Stock issued for cash through
 December 1999 ($0.009 / share)                                    2,000,000                   2,000       15,500
Net Operating Loss from the date of
 inception through December 31, 1999                                                                                     (45,500)
                                                       --------   ----------   --------   ----------   ----------   ------------
BALANCE, December 31, 1999                                    0    6,750,000          0        6,750       38,250        (45,500)
                                                       --------   ----------   --------   ----------   ----------   ------------

Issuance and exercise of warrants
 for the purchase of common stock
 November 2000 ($1.00 / share)                                      2,000,000                   2,000    1,998,000
Issuance of preferred stock in trust in
 contemplation of acquiring shares
 of Merilus Technologies, Inc.,
 December 2000 (Note 2)                                       1                       1                        (1)
Net Operating Loss for the year ended
 December 31, 2000                                                                                                        (7,775)
                                                       --------   ----------   --------   ----------   ----------   ------------
BALANCE, December 31, 2000                                    1    8,750,000          1        8,750    2,036,249        (53,275)
                                                       --------   ----------   --------   ----------   ----------   ------------

Shares of common stock issued for cash
 June 2001 ($1.00 / share - Note 2)                                  600,000                     600      599,400
Shares of common stock issued for cash
 November 2001 ($0.85 / share - Note 2)                              182,504                     183      154,945
Shares of common stock issued for legal
 services, November 2001 ($0.85 / share - Note 2)                     35,000                      35       29,715
Shares of common stock issued for cash
 December 2001 ($0.50 / share - Note 2)                              750,000                     750      374,250
Issuance of shares of common stock pursuant
 to an exchange agreement December 2001
 ($0.001 / share - Note 2)                                           828,300                     828        (828)
Issuance of shares of common stock for services
 rendered December 2001 ($0.25 / share - Note 2)                      25,000                      25        6,350
Termination of trust agreement (Note 2)                      (1)                     (1)                        1
Net Operating Loss for the year ended
 December 31, 2001 (Note 2)                                                                                           (3,157,978)
                                                       --------   ----------   --------   ----------   ----------   ------------
BALANCE, December 31, 2001                                    0   11,170,804          0       11,171    3,200,082     (3,211,253)
                                                       --------   ----------   --------   ----------   ----------   ------------
Net operating loss for the year ended
 December 31, 2002                                                                                                             0
                                                       --------   ----------   --------   ----------   ----------   ------------
BALANCE, December 31, 2002                                    0   11,170,804          0       11,171    3,200,082     (3,211,253)
                                                       --------   ----------   --------   ----------   ----------   ------------

Net operating loss for the year ended
 December 31, 2003                                                                                                           125
                                                       --------   ----------   --------   ----------   ----------   ------------
BALANCE, December 31, 2003                                    0   11,170,804   $      0   $   11,171   $3,200,082   $ (3,211,378)
                                                       ========   ==========   ========   ==========   ==========   ============



                 The accompanying notes are an integral part of
                          these financial statements.

                                       Merilus, Inc.
                             ( a development stage enterprise )
                                  Statements of Cash Flows

                                                                              From the date
                                                                               of inception
                                                                              (May 7, 1985)
                                                   For the years ended           through
                                              December 31,     December 31,    December 31,
                                                  2003             2002            2003
                                             --------------   --------------  --------------

OPERATING ACTIVITIES:
Net loss                                     $         (125)  $            0  $   (3,211,378)
Adjustment to reconcile net loss to
 net cash position
Common stock issued for services                          0                0          36,125
Loss on investment                                        0                0       3,121,853
Accounts payable                                        125                0             125
                                             --------------   --------------  --------------
Net cash used for operating activities                    0                0         (53,275)
                                             --------------   --------------  --------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc.
 (Note 2)                                                 0                0      (3,130,128)
                                             --------------   --------------  --------------

Net cash used for investing activities                    0                0      (3,130,128)
                                             --------------   --------------  --------------

FIANCING ACTIVITIES:
Proceeds from issuance of common stock                    0                0       3,175,128
Donation of capital                                       0                0           8,275
                                             --------------   --------------  --------------

Net cash provided from financing activities               0                0       3,183,403
                                             --------------   --------------  --------------

Increase in cash                                          0                0               0

Net cash position at start of period                      0                0               0
                                             --------------   --------------  --------------

Net cash position at end of period           $            0   $            0  $            0
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

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, has sustained substantial losses during 2001, and has essentially been inactive during 2002 and 2003. The Company is considered a development stage enterprise as defined by SFAS 7. (See
Note 4)

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

By the end of year 2001, the Company concluded that its operations would be reported as a failed investment in MTI. During 2001 the Company issued shares of its common stock for the benefit of MTI in the following amounts: 60,000 shares for services rendered valued at the approximate fair market value at the time of issuance of $36,125 (per share price ranging between $0.25 and $1.00); and 1,532,504 shares for cash valued at the cash consideration received (per share price ranging between $0.25 and $1.00). Between 2002 and 2003, the Company essentially conducted no operations and consequently generated no revenue and incurred no expenses.

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