Form 10QSB
period 2004-03-31
Merilus, Inc.
filed 2006-12-19
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

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

     11,920,804 shares of $0.001 par value common stock on November 29, 2006
     -----------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One): Yes []    No [X]

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, March 31, 2004 (unaudited) and December 31, 2003

Statements of Operations, for the three month period ended March 31, 2004 and 2003 (unaudited), and from the date of inception (May 7, 1985) through March 31, 2004 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through March 31, 2004 (unaudited)

Statements of Cash Flows, for the three month period ended March 31, 2004 and 2003 (unaudited); and from the date of inception (May 7, 1985) through March 31, 2004 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.

Part II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO
Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CFO

Exhibit 32        Section 1350 Certification - CEO
Exhibit 32        Section 1350 Certification - CFO

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                  Merilus, Inc.
                       ( a development stage enterprise )
                                 Balance Sheets

                                                               March 31,     December 31,
                                                                  2004           2003
                                                              (unaudited)
                                                              ------------  --------------
ASSETS:
Current Assets:                                               $          0  $            0
                                                              ------------  --------------

Total Assets                                                  $          0  $            0
                                                              ============  ==============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable                                              $        868  $          125
                                                              ------------  --------------
         Total Liabilities                                             868             125
                                                              ------------  --------------

Stockholders' (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,                   0               0
0 share issued and outstanding
Common Stock - $0.001 par value, 100,000,000 shares                 11,171          11,171
authorized, 11,170,804 issued and outstanding
Additional paid-in capital                                       3,200,082       3,200,082
Deficit accumulated during the development stage               (3,212,121)     (3,211,378)
                                                              ------------  --------------

Total Stockholders' (Deficit)                                        (868)           (125)
                                                              ------------  --------------

Total Liabilities and Stockholders' (Deficit)                 $          0  $            0
                                                              ============  ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                           From the date
                                                                            of inception
                                                                           (May 7, 1985)
                                            For the three months ended        through
                                            March 31,        March 31,       March 31,
                                               2004             2003            2004
                                           (unaudited)      (unaudited)     (unaudited)
                                          --------------   --------------  --------------
Revenue                                   $            0   $            0  $            0
                                          --------------   --------------  --------------

Expenses:
General and administrative                           743                0          90,268
Loss on investment                                     0                0       3,121,853
                                          --------------   --------------  --------------

Net Loss                                  $        (743)   $            0  $  (3,212,121)
                                          ==============   ==============  ==============


Net loss per share of common stock        $       (0.00)   $         0.00
                                          ==============   ==============


Weighted average number of common shares
outstanding                                   11,170,804       11,170,804
                                          ==============   ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
                  (Deficit) From the date of inception (May 7,
                          1985) through March 31, 2004

                                                       Preferred    Common     Preferred    Common       Paid in    Accumulated
                                                        Shares      Shares      Stock        Stock       Capital      Deficit
                                                       ---------  -----------  --------   -----------  -----------  ------------
BALANCE, May 7, 1985 - date of inception                       0            0  $      0   $         0  $         0  $          0
Common Stock issued for cash through
 December 1991 ($0.006 /                                            3,750,000                   3,750       18,750
Common Stock issued for cash through
 December 1992 ($0.005 / share)                                     1,000,000                   1,000        4,000
Common Stock issued for cash through
 December 1999 ($0.009 / share)                                     2,000,000                   2,000       15,500
Net Operating Loss from the date of
 inception through December 1999                                                                                         (45,500)
                                                       ---------  -----------  --------   -----------  -----------  ------------
BALANCE, December 1999                                         0    6,750,000         0         6,750       38,250       (45,500)
                                                       ---------  -----------  --------   -----------  -----------  ------------

Issuance and exercise of warrants for
 the purchase of common stock
 November 2000 ($1.00 / share)                                      2,000,000                   2,000    1,998,000
Issuance of preferred stock in trust in
 contemplation of acquiring shares of
 Merilus Technologies, Inc., December 2000 (Note 2)            1                      1                         (1)
Net Operating Loss for the year ended December 2000                                                                       (7,775)
                                                       ---------  -----------  --------   -----------  -----------  ------------
BALANCE, December 2000                                         1    8,750,000         1         8,750    2,036,249       (53,275)
                                                       ---------  -----------  --------   -----------  -----------  ------------

Shares of common stock issued for cash June 2001
 ($1.00 / share - Note 2)                                             600,000                     600      599,400
Shares of common stock issued for cash November 2001
 ($0.85 / share - Note 2)                                             182,504                     183      154,945
Shares of common stock issued for legal services,
 November 2001 ($0.85 / share - Note 2)                                35,000                      35       29,715
Shares of common stock issued for cash December 2001
 ($0.50 / share - Note 2)                                             750,000                     750      374,250
Issuance of shares of common stock pursuant to
 an exchange agreement December 2001 ($0.001
 / share - Note 2)                                                    828,300                     828        (828)
Issuance of shares of common stock for
 services rendered December 2001 ($0.25
 / share - Note 2)                                                     25,000                      25        6,350
Termination of trust agreement (Note 2)                       (1)                    (1)                          1
Net Operating Loss for the year ended
December 2001 (Note 2)                                                                                                (3,157,978)
                                                       ---------  -----------  --------   -----------  -----------  ------------
BALANCE, December 2001                                         0   11,170,804         0        11,171    3,200,082    (3,211,253)

Net Operating Loss for the year ended December 2002                                                                            0
                                                       ---------  -----------  --------   -----------  -----------  ------------
BALANCE, December 2002                                         0   11,170,804         0        11,171    3,200,082    (3,211,253)
                                                       ---------  -----------  --------   -----------  -----------  ------------

Net Operating Loss for the year ended December 2003                                                                        (125)
                                                       ---------  -----------  --------   -----------  -----------  ------------
BALANCE, December 2003                                         0   11,170,804         0        11,171    3,200,082    (3,211,378)
                                                       ---------  -----------  --------   -----------  -----------  ------------

Net Operating Loss for the three months ended
March 31, 2004 (unaudited)                                                                                                  (743)
                                                       ---------  -----------  --------   -----------  -----------  ------------
BALANCE, March 31, 2004 (unaudited)                            0   11,170,804         0        11,171    3,200,082    (3,212,121)
                                                       =========  ===========  ========   ===========  ===========  ============


              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                           From the date
                                                                            of inception
                                                                           (May 7, 1985)
                                            For the three months ended        through
                                            March 31,        March 31,       March 31,
                                               2004             2003            2004
                                           (unaudited)      (unaudited)     (unaudited)
                                          --------------   --------------  --------------
OPERATING ACTIVITIES:
Net loss from operations                  $        (743)   $            0  $  (3,212,121)
Adjustment to reconcile net loss
 to net cash position
Accounts payable                                     743                0             868
Common stock issued for services                                                   36,125
Loss on investment                                                              3,121,853
                                          --------------   --------------  --------------
Net cash used for operating activities                 0                0        (53,275)
                                          --------------   --------------  --------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc.               0                0     (3,130,128)
                                          --------------   --------------  --------------
Net cash used for investing activities                 0                0     (3,130,128)
                                          --------------   --------------  --------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                 0                0       3,175,128
Donation of capital                                    0                0           8,275
                                          --------------   --------------  --------------
Net cash provided from financing
activities                                             0                0       3,183,403
                                          --------------   --------------  --------------
Increase in cash                                       0                0               0
Net cash position at start of period                   0                0               0
                                          --------------   --------------  --------------
Net cash position at end of period        $            0   $            0  $            0
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

                                  Merilus, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                                   (unaudited)


Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form KSB filed with the Securities and Exchange Commission for the period ended December 31, 2003.

These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7 and the Company is currently seeking an acquisition or merger with an operating entity. (See Note 4)

Net loss per share of common stock

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

During February 2006 the Company issued 750,000 shares of its common stock to its then President and sole Director in consideration of services rendered, which were valued at $2,250 ($.003 per share) and which amount approximated the market value during the period when the services were performed. On December 7, 2006 this individual resigned as a Director and officer of the Company.

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

Alex Demitriev serves as the Company's sole officer and director, and therefore he acts as Company's management. Mr. Demitriev is not being provided any cash compensation. Prior to Mr. Demitriev's appointment, Denny W. Nestripke accepted the position of the Company's sole officer and director in 2005 and has served in that capacity until November 29, 2006. During the 4th quarter of 2005, the Company accrued a liability payable to Mr. Nestripke in the amount of $1,500 and an additional amount of $750 was earned during January of 2006. During February of 2006 Mr. Nestripke received 750,000 shares of the Company's common stock valued at $0.003, the prevailing market price during the period that the $2,250 was earned. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations. On November 29, 2006, Mr. Nestripke appointed Alex Demitriev to the Board of Directors and on December 7, 2006, tendered his resignation as a director and sole officer of the Company. Mr. Nestripke also entered into an engagement letter relating to future services which he will provide to the

Company. Pursuant to the engagement letter, the Company has requested that Mr. Nestripke assist Mr. Demitriev in submitting financial information to the Company's auditors, without cost to the Company.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2006, the Company has obligated itself in the amount of $23,747 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities. At March 31, 2004, the Company had no obligations and was not actively pursuing any business objectives.

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

Liquidity and Capital Resources

As of March 31, 2004, the Company had a negative working capital of $868 with no assets and liabilities of $868. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2004, the Company had no revenue and minimal expenses as it was not pursuing any business activities. The Company does not anticipate any revenue until it locates a new business opportunity.

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

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits

Index of Exhibits:

Exhibit Table #   Title of Document                                    Location
---------------   -----------------                                    --------
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