Form 10QSB
period 2004-09-30
Merilus, Inc.
filed 2006-12-19
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

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

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, September 30, 2004 (unaudited) and December 31, 2003

Statements of Operations, for the three and nine month periods ended September 30, 2004 and 2003 (unaudited), and from the date of inception (May 7, 1985) through September 30, 2004 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through September 30, 2004 (unaudited)

Statements of Cash Flows, for the nine month period ended September 30, 2004 and 2003 (unaudited); and from the date of inception (May 7, 1985) through September 30, 2004 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.

Part II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO
Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CFO

Exhibit 32        Section 1350 Certification - CEO
Exhibit 32        Section 1350 Certification - CFO

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                  Merilus, Inc.
                       ( a development stage enterprise )
                                 Balance Sheets

                                                            September 30,    December 31,
                                                                 2004            2003
                                                             (unaudited)
                                                            --------------  --------------
ASSETS:
Current Assets:                                             $            0  $            0
                                                            --------------  --------------

Total Assets                                                $            0  $            0
                                                            ==============  ==============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable                                            $        2,104  $          125
                                                            --------------  --------------
Total Liabilities                                                    2,104             125
                                                            --------------  --------------

Stockholders' (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,                   0               0
0 share issued and outstanding
Common Stock - $0.001 par value, 100,000,000 shares                 11,171          11,171
authorized, 11,170,804 issued and outstanding
Additional paid-in capital                                       3,200,082       3,200,082
Deficit accumulated during the development stage                (3,213,357)     (3,211,378)
                                                            --------------  --------------
         Total Stockholders' (Deficit)                             (2,104)            (125)
                                                            --------------  --------------

         Total Liabilities and Stockholders' (Deficit)      $            0  $            0
                                                            ==============  ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations

                                                                                                                  From the date
                                                                                                                   of inception
                                                                                                                  (May 7, 1985)
                                                  For the three months ended        For the nine months ended         through
                                                September 30,   September 30,    September 30,    September 30,   September 30,
                                                     2004            2003             2004            2003            2004
                                                 (unaudited)     (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                                --------------  --------------   --------------  --------------   -------------
Revenue                                         $            0  $            0   $            0  $            0   $           0
                                                --------------  --------------   --------------  --------------   -------------

Expenses:
General and administrative                                 618               0            1,979               0          91,504
Loss on investment                                           0               0                0               0       3,121,853
                                                --------------  --------------   --------------  --------------   -------------

Net Loss                                        $        (618)  $            0   $      (1,979)  $            0   $  (3,213,357)
                                                ==============  ==============   ==============  ==============   =============

Net loss per share of common stock              $        (0.00) $         0.00   $        (0.00) $         0.00
                                                ==============  ==============   ==============  ==============

Weighted average number of common
 shares outstanding                                 11,170,804      11,170,804       11,170,804      11,170,804
                                                ==============  ==============   ==============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                           Statements of Stockholders'
                  (Deficit) From the date of inception (May 7,
                        1985) through September 30, 2004

                                                       Preferred    Common     Preferred    Common       Paid in     Accumulated
                                                        Shares      Shares       Stock       Stock       Capital       Deficit
                                                       ---------  -----------  ---------  -----------  -----------  -------------
BALANCE, May 7, 1985 - date of inception                       0            0  $       0  $         0  $         0  $           0
Common Stock issued for cash through
 December 1991 ($0.006 / share)                                     3,750,000                   3,750       18,750
Common Stock issued for cash through
 December 1992 ($0.005 / share)                                     1,000,000                   1,000        4,000
Common Stock issued for cash through
 December 1999 ($0.009 / share)                                     2,000,000                   2,000       15,500
Net Operating Loss from the date of
 inception through December 1999                                                                                          (45,500)
                                                       ---------  -----------  ---------  -----------  -----------  -------------
BALANCE, December 1999                                         0    6,750,000          0        6,750       38,250        (45,500)
                                                       ---------  -----------  ---------  -----------  -----------  -------------

Issuance and exercise of warrants for
 the purchase of common stock
 November 2000 ($1.00 / share)                                      2,000,000                   2,000    1,998,000
Issuance of preferred stock in trust
 in contemplation of acquiring shares
 of Merilus Technologies, Inc.,
 December 2000 (Note 2)                                        1                       1                       (1)
Net Operating Loss for the year
 ended December 2000                                                                                                       (7,775)
                                                       ---------  -----------  ---------  -----------  -----------  -------------
BALANCE, December 2000                                         1    8,750,000          1        8,750    2,036,249        (53,275)
                                                       ---------  -----------  ---------  -----------  -----------  -------------

Shares of common stock issued for
 cash June 2001
($1.00 / share - Note 2)                                              600,000                     600      599,400
Shares of common stock issued for
 cash November 2001
($0.85 / share - Note 2)                                              182,504                     183      154,945
Shares of common stock issued for
 legal services, November 2001
($0.85 / share - Note 2)                                               35,000                      35       29,715
Shares of common stock issued for
 cash December 2001
 ($0.50 / share - Note 2)                                             750,000                     750      374,250
Issuance of shares of common stock
 pursuant to an exchange agreement
December 2001 ($0.001 / share - Note 2)                               828,300                     828         (828)
Issuance of shares of common stock
 for services rendered December 2001
 ($0.25 / share - Note 2)                                              25,000                      25        6,350
Termination of trust agreement (Note 2)                       (1)                     (1)                        1
Net Operating Loss for the year ended
December 2001 (Note 2)                                                                                                 (3,157,978)
                                                       ---------  -----------  ---------  -----------  -----------  -------------
BALANCE, December 2001                                         0   11,170,804          0       11,171    3,200,082     (3,211,253)
                                                       ---------  -----------  ---------  -----------  -----------  -------------

Net Operating Loss for the year ended
 December 2002                                                                                                                  0
                                                       ---------  -----------  ---------  -----------  -----------  -------------
BALANCE, December 2002                                         0   11,170,804          0       11,171    3,200,082     (3,211,253)
                                                       ---------  -----------  ---------  -----------  -----------  -------------

Net Operating Loss for the year ended
 December 2003                                                                                                               (125)
                                                       ---------  -----------  ---------  -----------  -----------  -------------
BALANCE, December 2003                                         0   11,170,804          0       11,171    3,200,082     (3,211,378)
                                                       ---------  -----------  ---------  -----------  -----------  -------------

Net Operating Loss for the nine months
 ended September 30, 2004 (unaudited)                                                                                      (1,979)
                                                       ---------  -----------  ---------  -----------  -----------  -------------
BALANCE, September 30, 2004 (unaudited)                        0   11,170,804  $       0  $    11,171  $ 3,200,082  $  (3,213,357)
                                                       =========  ===========  =========  ===========  ===========  =============

              The accompanying notes are an integral part of these
                             financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows

                                                                                   From the date
                                                                                    of inception
                                                                                   (May 7, 1985)
                                                    For the nine months ended         through
                                                  September 30,   September 30,    September 30,
                                                       2004            2003             2004
                                                   (unaudited)     (unaudited)      (unaudited)
                                                  --------------  --------------   --------------
OPERATING ACTIVITIES:
Net loss from operations                          $       (1,979) $            0   $   (3,213,357)
Adjustment to reconcile net loss to
 net cash position
Accounts payable                                           1,979               0            2,104
Common stock issued for services                               0               0           36,125
Loss on investments                                            0               0        3,121,853
                                                  --------------  --------------   --------------
     Net cash used for operating activities                    0               0          (53,275)
                                                  --------------  --------------   --------------

INVESTING ACTIVITIES:
Investment in Merilus Technologies, Inc. (Note 2)              0               0       (3,130,128)
                                                  --------------  --------------   --------------
Net cash used for investing activities                         0               0       (3,130,128)
                                                  --------------  --------------   --------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         0               0        3,175,128
Donation of capital                                            0               0            8,275
                                                  --------------  --------------   --------------
Net cash provided from financing activities                    0               0        3,183,403
                                                  --------------  --------------   --------------
Increase in cash                                               0               0                0
Net cash position at start of period                           0               0                0
                                                  --------------  --------------   --------------

Net cash position at end of period                $            0  $            0   $            0
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

These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company's financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward- looking statements."

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2006, the Company has obligated itself in the amount of $23,747 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities. At September 30, 2004, the Company had no obligations and was not actively pursuing any business objectives.

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

Liquidity and Capital Resources

As of September 30, 2004, the Company had $2,104 in negative working capital with no assets and liabilities of $2,104. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer or shareholders. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2004, the Company had no revenue and minimal expenses, as it was not pursuing any business activities. The Company does not anticipate any revenue until it locates a new business opportunity.

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