Form 10KSB
period 2006-12-31
Merilus, Inc.
filed 2007-04-02
CIK 1100734

STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2006
                          -----------------

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

               44 West Broadway, #1805, Salt Lake City, Utah 84101 (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (801) 949-1020

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
        None                                      Not Applicable
        ----                                      --------------

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant's common stock has had limited trading volume. On March 6, 2007 the average bid and asked price of the common stock was $0.02, resulting in an aggregate market value of $110,880 for non-affiliated stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 6, 2007, the registrant had 11,920,804 shares of common stock issued and outstanding.

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

Item 2. Description of Property

The Company does not maintain an administrative office but utilizes the mailing address of the Company's president, Alex Demitriev, for business correspondence. Without current operations, the Company does not believe that it is necessary to have an business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

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

Quarter Ended              High Bid Low Bid

December 2006              $0.01            $0.001
September 2006             $0.01            $0.001
June 2006                  $0.01            $0.001
March 2006                 $0.01            $0.001

December 2005              $0.006           $0.003
September 2005             $0.003           $0.003
June 2005                  $0.003           $0.001
March 2005                 $0.001           $0.001

December 2004              $0.001           $0.001
September 2004             $0.001           $0.001
June 2004                  $0.001           $0.001
March 2004                 $0.001           $0.001

Holders - At March 5, 2007, the Company had approximately 40 shareholders of record based on information obtained from the Company's transfer agent.

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

A major shareholder of the Company has paid on behalf of the Company certain costs and on December 14, 2005 the Company signed a promissory note payable to the shareholder in the amount of $4,593.50. Subsequently, the Company established a bank account and received a $4,000 cash advance and a commitment of an additional $5,000 from the shareholder, for which the Company signed an additional promissory note. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of six percent per annum the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. The Company and the shareholder have agreed to wait until March 31, 2007 for repayment on the note. The shareholder has loaned additional sums to cover ongoing expenses of the Company. As of March 1, 2007, the shareholder had loaned the Company a total of $18,473.

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director. Mr. Nestripke has not received any financial remuneration for his services and it is not anticipated that any financial remuneration will be paid to Mr. Nestripke. However, during the 4th quarter of 2005, the Company accrued a liability payable to Mr. Nestripke in the amount of $1,500 and an additional amount of $750 was earned during January of 2006. During January of 2006 Mr. Nestripke received 750,000 shares of the Company's common stock valued at $0.003, the prevailing market price during the period that the $2,250 was earned. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations. Mr. Nestripke resigned in late 2006 and Alex Demitriev was appointed in his place.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements and anticipates that its cash position by the end of the first quarter of 2007 will be minimal. On December 31, 2006, the Company's obligations exceeded its cash position by $31,266 and the Company may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the mailing address.

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

(b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name                Age      Position                  Director or Officer Since
----                ---      --------                  -------------------------
Alex Demitriev      42       President, Secretary,
                             Treasurer, Director                2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Mr. Demitriev has been self employed over the last five years owning a part interest in an art gallery in Park City, Utah as well as engaging in the importation of art, primarily from Russia. Mr. Demitriev also is an investor in real estate projects in Utah and several foreign countries. At the present time, Mr. Demitriev has not entered into any employment or other compensation arrangements with Merilus, Inc. and will serve on a part time, as needed basis. Mr. Demitriev is not an officer or director in any other companies that file reports with the SEC. Mr. Demitriev is 42 years old and has had no prior relationship with Merilus, Inc.

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

Item 10. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2006, the end of the Company's last completed fiscal year):

                           Summary Compensation Table

                                                                             Non-Equity             All
      Name and                                       Stock     Option      Incentive Plan         Other
 Principal Position   Year     Salary     Bonus     Awards     Awards       Compensation       Compensation      Total
-------------------   ----     -------    ------    ------     ------       ------------       ------------      -----
Alex Demitriev         2006      -0-       -0-        -0-        -0-            -0-                 -0-           -0-
Denny Nestripke        2005      -0-       -0-        -0-        -0-            -0-                 -0-           -0-
                       2004      -0-       -0-        -0-        -0-            -0-                 -0-           -0-

Cash Compensation - No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2006, 2005, and 2004.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 5, 2007, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 11,920,804 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                                     Amount and Nature of
Title of Class    Name of Beneficial Owner           Beneficial Ownership (1)           Percent of Class
--------------    ------------------------           ------------------------           ----------------
Common            Micvic, LLC                            6,735,600 shares                     56.5%
                  4764 South 900 East
                  Salt Lake City, UT
Common            Denny W. Nestripke                       750,000 shares                      6.3%
                  10776 Wyngate Park Drive
                  South Jordan, UT

                  Name of Officer, Director          Amount and Nature of
Title of Class    and Nominee                        Beneficial Ownership (1)           Percent of Class
--------------    -----------                        ------------------------           ----------------
Common            Alex Demitriev                               -0-                             -0-

Common            All Officers and Directors
                  as a Group                                   -0-                             -0-

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12. Certain Relationships and Related Transactions

Transactions with management and others

A shareholder of the Company paid, on behalf of the Company, certain costs and on December 14, 2005 the Company signed a promissory note payable to the Control Shareholder in the amount of $4,594. Subsequently, the Company has received additional cash advances from the shareholder. As of the date of this report, the Company has received a combined total of $19,394 from the shareholder and a commitment to receive an additional $5,000, and has signed promissory notes in consideration thereof. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of six percent per annum the earlier of March 31, 2007, or within five days of the merger or acquisition between the Company and another corporation or entity that has operations.

Denny W. Nestripke, received 750,000 shares of the Company's common stock valued at $0.003 (the prevailing market price during the period of his service), for services rendered through the filing of this report. The services provided by Mr. Nestripke were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations (see Item 6 of this report). The total value of the stock issued was $2,250.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company's principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $2,375 for 2006 and $3,525 for 2005.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $2,425 for 2006 and $0 for 2005.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice, and tax planning: $0 for 2006 and $0 for 2005.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company's principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and
(3) Tax Fees:
$0 for 2006 and $0 for 2005

(5) The Company does not have an audit committee

(6) Not Applicable


                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

                     Merilus, Inc.

                     By: /s/ Alex Demitriev
                     Alex Demitriev, Principal Executive and Financial Officer

                     Date: March 29, 2007

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                    By: /s/ Alex Demitriev
                    Alex Demitriev, Principal Executive and Financial Officer

                    Date:  March 29, 2007

                      Child, Van Wagoner & Bradshaw, PLLC
                      5296 South Commerce Drive, Suite 300
                        Salt Lake City, Utah 84107-5370
                            Telephone: (801)281-4700
                            Facsmilie: (801)281-4701
                                 www.cpaone.net



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Merilus, Inc.

We have audited the accompanying balance sheet of Merilus, Inc. as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2006, and the results of its operations, stockholders' deficit and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
March 12, 2007

                                 Merilus, Inc.
                       ( a development stage enterprise )
                                 Balance Sheet

                                                                                    December 31,
                                                                                        2006
                                                                                 -------------------
                                     ASSETS:
Current Assets:
Cash in Bank                                                                     $               444
                                                                                 -------------------

                                                                    TOTAL ASSETS $               444
                                                                                 ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                                                 $            15,100
Payable to officer and shareholder                                                            16,610

                                                                                 -------------------
Total Liabilities                                                                             31,710
                                                                                 -------------------

Stockholders' Equity (Deficit)
Preferred Stock - $1.00 par value, 1 share authorized,
0 share issued and outstanding                                                                     0
Common Stock - $0.001 par value, 100,000,000 shares authorized,
11,920,804 shares issued and outstanding                                                      11,921
Additional paid-in capital                                                                 3,201,957
Deficit accumulated during the development stage                                          (3,245,144)
                                                                                 -------------------
Total Stockholders' Equity (Deficit)                                                         (31,266)
                                                                                 -------------------

                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $               444
                                                                                 ===================


   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Operations


                                                                                          From the date
                                                                                           of inception
                                                                                          (May 7, 1985)
                                               For the Years Ended                            through
                                           December 31,            December 31,            December 31,
                                               2006                    2005                    2006
                                        -------------------    --------------------    --------------------
Revenue                                 $                 0    $                  0    $                  0
                                        -------------------    --------------------    --------------------

Expenses:
General and administrative                           22,662                   7,790                 122,575
Loss on investment                                        0                       0               3,121,853
Interest expense                                        703                      13                     716
                                        -------------------    --------------------    ---------------------
                          Total Expense              23,365                   7,803               3,245,144
                                        -------------------    --------------------    ---------------------

                               Net Loss $           (23,365)   $             (7,803)   $         (3,245,144)
                                        ===================    ====================    ====================

                     Net loss per share
                        of common stock $             (0.00)   $              (0.00)
                                        ===================    ====================


                Weighted average number
of common shares outstanding                     11,858,304              11,170,804
                                        -------------------    --------------------


The accompanying notes are an integral part of these financial statements.

                    Merilus, Inc.
          ( a development stage enterprise )
        Statements of Stockholders' (Deficit)
   From the date of inception (May 7, 1985) through
                  December 31, 2006

                                   Preferred          Common         Preferred       Common         Paid in         Accumulated
                                     Shares           Shares           Stock         Stock          Capital           Deficit
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, May 7, 1985
 - date of inception                         0                 0    $          0   $         0    $          0    $              0
Common Stock issued for
 cash through
 December 1991
 ($0.006 / share)                            0         3,750,000               0         3,750          18,750                   0
Common Stock issued for
 cash through
 December 1992
 ($0.005 / share)                            0         1,000,000               0         1,000           4,000                   0
Common Stock issued for
 cash through
 December 1999
 ($0.009 / share)                            0         2,000,000               0         2,000          15,500                   0
Net Operating Loss
 from the date of
 inception through
 December 31, 1999                           0                 0               0             0               0             (45,500)
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, December 31, 1999                   0         6,750,000               0         6,750          38,250             (45,500)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

Issuance and exercise of
 warrants for the
 purchase of common
 stock, November 2000
 ($1.00 / share)                             0         2,000,000               0         2,000       1,998,000                   0
Issuance of preferred stock
 in trust in contemplation
 of acquiring shares of
 Merilus Technologies, Inc.,
 December 2000 (Note 2)                      1                 0               1             0              (1)                  0
Net Operating Loss for
 the year ended
 December 31, 2000                           0                 0               0             0               0              (7,775)
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, December 31, 2000                   1         8,750,000               1         8,750       2,036,249             (53,275)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

Shares of common stock issued
 for cash, June 2001 ($1.00
 / share - Note 2)                           0           600,000               0           600         599,400                   0
Shares of common stock issued
 for cash, November 2001
 ($0.85 / share - Note 2)                    0           182,504               0           183         154,945                   0
Shares of common stock issued
 for legal services,
 November 2001 ($0.85 / share
 - Note 2)                                   0            35,000               0            35          29,715                   0
Shares of common stock issued
 for cash, December 2001
 ($0.50 / share - Note 2)                    0           750,000               0           750         374,250                   0
Issuance of shares of common
 stock pursuant to
 an exchange agreement,
 December 2001
 ($0.001 / share - Note 2)                   0           828,300               0           828            (828)                  0
Issuance of shares of common
 stock for services,
 December 2001 ($0.25
 / share - Note 2)                           0            25,000               0            25           6,350                   0
Termination of trust agreement
 (Note 2)                                   (1)                0              (1)            0               1                   0
Net Operating Loss for the
 year ended December 31, 2001
 (Note 2)                                    0                 0               0             0               0          (3,157,978)
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, December 31, 2001                   0        11,170,804    $          0   $    11,171    $  3,200,082    $     (3,211,253)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

                                  (continued)

                    Merilus, Inc.
          ( a development stage enterprise )
                Statements of Stockholders' (Deficit) (continued)
   From the date of inception (May 7, 1985) through
                  December 31, 2006

                                   Preferred          Common         Preferred       Common         Paid in         Accumulated
                                     Shares           Shares           Stock         Stock          Capital           Deficit
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, December 31, 2001                   0        11,170,804    $          0   $    11,171    $  3,200,082    $     (3,211,253)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

Net Operating Loss for the
 year ended
 December 31, 2002                           0                 0               0             0               0                   0
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, December 31, 2002                   0        11,170,804               0        11,171       3,200,082          (3,211,253)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

Net Operating Loss for the
 year ended
 December 31, 2003                           0                 0               0             0               0                (125)
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, December 31, 2003                   0        11,170,804               0        11,171       3,200,082          (3,211,378)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

Net Operating Loss for the
 year ended
 December 31, 2004                           0                 0               0             0               0              (2,598)
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, December 31, 2004                   0        11,170,804               0        11,171       3,200,082          (3,213,976)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

Payment of accounts payable
 by shareholder                              0                 0               0             0             375                   -
Net Operating Loss for the
 year ended
 December 31, 2005                           0                 0               0             0               0              (7,803)
                                  ------------    --------------    ------------   -----------    ------------    ----------------
BALANCE, December 31, 2005                   0        11,170,804               0        11,171       3,200,457          (3,221,779)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

Issuance of shares of common
 stock for services,
 February 2006, ($0.003
 / share - Note 5)                           0           750,000               0           750           1,500                   0
Net Operating Loss for the
 year ended
 December 31, 2006                           0                 0               0             0               0             (23,365)
                                  ------------    --------------    ------------   -----------    ------------    ----------------

BALANCE, December 31, 2006                   0        11,920,804    $          0   $    11,921    $  3,201,957    $     (3,245,144)
                                  ============    ==============    ============   ===========    ============    ================


The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                            Statements of Cash Flows


                                                                                          From the date
                                                                                           of inception
                                               For the Years Ended through                (May 7, 1985)
                                           December 31,            December 31,            December 31,
                                               2006                    2005                    2006
                                        -------------------    --------------------    --------------------
 OPERATING ACTIVITIES:
Net loss from operations                $           (23,365)   $             (7,803)   $         (3,245,144)
Adjustment to reconcile net loss
 to net cash position:
  Stock issued for services                             750                       0                  38,375
  Accounts payable                                   11,058                   1,320                  15,100
  Payable to officer / director                           0                   1,500                       -
  Payable to shareholder                                703                       0                     716
  Loss on investments                                     0                       0               3,121,853
                                        -------------------    --------------------    --------------------
            Net cash used for operating
                             activities             (10,854)                 (4,983)                (69,100)
                                        -------------------    --------------------    --------------------

 INVESTING ACTIVITIES:
Investment in Merilus
 Technologies, Inc. (Note 2)                              0                       0              (3,130,128)
                                        -------------------    --------------------    --------------------
            Net cash used for investing
                             activities                   0                       0              (3,130,128)
                                        -------------------    --------------------    --------------------

 FINANCING ACTIVITIES:
Proceeds from issuance of
 common stock                                             0                       0               3,175,128
Loans from shareholder                                7,300                   8,606                  15,894
Donation of capital                                       0                     375                   8,650
                                        -------------------    --------------------    --------------------
                 Net cash provided from
                   financing activities               7,300                   8,981               3,199,672
                                        -------------------    --------------------    --------------------

        Net increase (decrease) in cash              (3,554)                  3,998                     444

   Net cash position at start of period               3,998                       0                       0
                                        -------------------    --------------------    --------------------

     Net cash position at end of period $               444    $              3,998    $                444
                                        ===================    ====================    ====================


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

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7, and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a shareholder. The Company assumes that this arrangement will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations. (See Note 3 and 6)

Use of estimates

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

                                  Merilus, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements (continued)



Note 1: Summary of Significant Accounting Policies (continued)

New accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This pronouncement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset and permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires entities to recognize a net liability or asset of their defined benefit pension and other postretirement benefit plans on their balance sheets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

The Company believes that these new accounting pronouncements will not have any impact on its financial statements.

Note 2: Reorganization Agreement

During the year 2000 and in contemplation of entering into the Agreement for the purpose of acquiring all of the issued and outstanding shares of MTI, the Company issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share. Upon entering into the Agreement the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Pursuant to the Agreement a trust was established into which the Company issued 1 share of preferred stock that represented 3,767,500 "exchangeable shares" of the Company's common stock. Upon surrender by MTI shareholders of their MTI stock, the Company would issue its common stock to the MTI shareholder. By the end of the year 2001, the Company had issued 828,300 shares of its common stock, which represented approximately 22% of the exchangeable shares. Subsequent to this issuance, no further shares of the Company's common stock were issued to MTI shareholders pursuant to the Agreement and the Company cancelled the preferred share that had been issued. The 828,300 shares that were issued were valued on the Company's financial statements at the par value of its common stock or $0.001.

During the year 2001, the Company conducted its operations as though it had acquired MTI even though its control of MTI was only through the Agreement and the officers and directors that were elected pursuant thereto. During 2001 the Company issued shares of its common stock for the benefit of MTI in the following amounts: 60,000 shares for services valued at the approximate fair market value at the time of issuance of $36,125 (per share price ranging between $0.25 and $1.00); and 1,532,504 shares for cash, valued at the cash consideration received (per share price ranging between $0.25 and $1.00).

During 2003 MTI filed for bankruptcy in British Columbia, Canada, listing the Company as an unsecured creditor. The Company has not collected any amounts from the bankruptcy proceedings and does not anticipate the collection of any amounts.

                                  Merilus, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements (continued)




Note 3: Related Party Transactions

The Company has received unsecured cash advances from a shareholder in the amount of $15,894. The Company signed interest bearing (6% per annum) promissory notes that are due in full with accrued interest the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. At December 31, 2006 the Company had accrued interest in the amount of $716 on these notes. See Note 6.

During February 2006 the Company issued 750,000 shares of common stock to its then President in consideration of amounts due, resulting from management services that had been rendered. These services were valued at $2,250 and represent an equivalent of $.003 per share (which amount approximated the market value of the Company's common stock during the period when the services were performed).

Note 4: General and Administrative Expenses and Interest Expenses

During the year ended December 31, 2006, the Company incurred general and administrative losses in the amount of $22,662 comprised of stock transfer agent fees ($595), legal fees ($11,613); audit fees ($6,650), non-audit fees ($2,425), management fees ($750); filing fees ($574), and other expenses ($55). During the year ended December 31, 2005, the Company incurred general and administrative expenses in the amount of $7,790, comprised of stock transfer agent fees ($745), filing fees ($227), legal and accounting fees ($5,318), and management fees ($1,500). In 2006, the Company accrued $703 of interest on a note payable to a shareholder ($13 in 2005).

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

Note 6: Subsequent Events

During January 2007, a shareholder advanced an additional $3,500 to the Company and during March 2007, the Company signed an extension agreement with the shareholder that extended the repayment period for its existing notes payable to March 31, 2007 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations.