Form 10QSB
period 2007-03-31
Merilus, Inc.
filed 2007-05-15
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007


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

              44 West Broadway, # 1805, Salt Lake City, Utah 84101
                    (Address of principal executive offices)

                                 (801) 949-1020
                   ------------------------------------------
                           (Issuer's telephone number)

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

       11,920,804 shares of $0.001 par value common stock on May 11, 2007
       ------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

                         Part I - FINANCIAL INFORMATION

                          Item 1. Financial Statements
                                  Merilus, Inc.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2007

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                                  Balance Sheet

                                                                March 31,               December 31,
                                                                  2007                      2006
                                                            ----------------          ----------------
                                                               (unaudited)
ASSETS:
  Current Assets:
    Cash in Bank                                            $             66          $            444
                                                            ----------------          ----------------

TOTAL ASSETS                                                $             66          $            444
                                                            ================          ================


LIABILITIES AND STOCKHOLDERS' (DEFICIT):
  Current Liabilities:
    Accounts payable                                        $         13,820          $         15,100
    Payable to officer and shareholder                                22,465                    16,610
                                                            ----------------          ----------------

  Total Liabilities                                                   36,285                    31,710
                                                            ----------------          ----------------

  Stockholders' (Deficit):
    Preferred Stock - $1.00 par value, 1 share authorized,
      0 share issued and outstanding                                       -                         -
    Common Stock - $0.001 par value, 100,000,000 shares
      authorized, 11,920,804 shares issued and outstanding            11,921                    11,921
    Additional paid-in capital                                     3,201,957                 3,201,957
    Deficit accumulated during the development stage              (3,250,097)               (3,245,144)
                                                            ----------------          ----------------

  Total Stockholders' (Deficit)                                      (36,219)                  (31,266)
                                                            ----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $             66          $            444
                                                            ================          ================


   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Operations (unaudited)

                                                                                   From the date
                                                                                   of inception
                                                                                   (May 7, 1985)
                                              For the Three Months Ended             through
                                           March 31,             March 31,           March 31,
                                              2007                 2006                 2007
                                        ---------------      ---------------      ---------------
Revenue                                 $             -      $             -      $             -

Expenses:
  General and administrative                      4,598                7,987              127,173
  Loss on investment                                  -                    -            3,121,853
  Interest expense                                  355                  137                1,071
                                        ---------------      ---------------      ---------------
Total Expense                                     4,953                8,124            3,250,097
                                        ---------------      ---------------      ---------------

Net Loss                                $        (4,953)     $        (8,124)     $    (3,250,097)
                                        ===============      ===============      ===============

Net loss per share of common stock      $         (0.00)     $         (0.00)
                                        ===============      ===============


Weighted average number of common
   shares outstanding                        11,920,804           11,670,804
                                        ===============      ===============


   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Stockholders' (Deficit)
                    From the date of inception (May 7, 1985)
                             through March 31, 2007

                                          Preferred       Common      Preferred     Common        Paid in       Accumulated
                                           Shares         Shares        Stock       Stock         Capital         Deficit
                                         ----------    -----------    ---------    --------     -----------     -----------
BALANCE, May 7, 1985 -
  date of inception                               -              -    $       -    $      -     $         -     $         -
  Common Stock issued for
    cash through December
    1991 ($0.006 / share)                         -      3,750,000            -       3,750          18,750               -
  Common Stock issued for
    cash through December
    1992 ($0.005 / share)                         -      1,000,000            -       1,000           4,000               -
  Common Stock issued for
    cash through December
    1999 ($0.009 / share)                         -      2,000,000            -       2,000          15,500               -
  Net Operating Loss from
    the date of inception
    through December 31, 1999                     -              -            -           -               -         (45,500)
                                         ----------    -----------    ---------    --------     -----------     -----------

BALANCE, December 31, 1999                        -      6,750,000            -       6,750          38,250         (45,500)
  Issuance and exercise of
    warrants for the purchase
    of common stock, November
    2000 ($1.00 / share)                          -      2,000,000            -       2,000       1,998,000               -
  Issuance of preferred stock
    in trust in contemplation
    of acquiring shares of
    Merilus Technologies, Inc.,
    December 2000 (Note 2)                        1              -            1           -              (1)              -
  Net Operating Loss for the
    year ended December 31, 2000                  -              -            -           -               -          (7,775)
                                         ----------    -----------    ---------    --------     -----------     -----------
BALANCE, December 31, 2000                        1      8,750,000            1       8,750       2,036,249         (53,275)
  Shares of common stock issued
    for cash, June 2001 ($1.00 /
    share - Note 2)                               -        600,000            -         600         599,400               -
  Shares of common stock issued
    for cash, November 2001 ($0.85
    / share - Note 2)                             -        182,504            -         183         154,945               -
  Shares of common stock issued for
    legal services, November 2001
    ($0.85 / share - Note 2)                      -         35,000            -          35          29,715               -
  Shares of common stock issued
    for cash, December 2001
   ($0.50 / share - Note 2)                       -        750,000            -         750         374,250               -
  Issuance of shares of common
    stock pursuant to an exchange
    agreement, December 2001
    ($0.001 / share - Note 2)                     -        828,300            -         828            (828)              -
  Issuance of shares of common
    stock for services, December
    2001 ($0.25 / share - Note 2)                 -         25,000            -          25           6,350               -
  Termination of trust agreement
   (Note 2)                                      (1)              -          (1)          -               1               -
  Net Operating Loss for the
    year ended December 31,
    2001 (Note 2)                                 -              -            -           -               -      (3,157,978)
                                         ----------    -----------    ---------    --------     -----------     -----------

BALANCE, December 31, 2001                        -     11,170,804            -      11,171       3,200,082      (3,211,253)
  Net Operating Loss for the year
    ended December 31, 2002                       -              -            -           -               -               -
                                         ----------    -----------    ---------    --------     -----------     -----------

BALANCE, December 31, 2002                        -     11,170,804            -      11,171       3,200,082      (3,211,253)
  Net Operating Loss for the year
    ended December 31, 2003                       -              -            -           -               -            (125)
                                         ----------    -----------    ---------    --------     -----------     -----------
BALANCE, December 31, 2003                        -     11,170,804            -      11,171       3,200,082      (3,211,378)

                                  (continued)

   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                Statements of Stockholders' (Deficit) (continued)
                    From the date of inception (May 7, 1985)
                             through March 31, 2007

                                          Preferred       Common      Preferred     Common        Paid in       Accumulated
                                           Shares         Shares        Stock       Stock         Capital         Deficit
                                         ----------    -----------    ---------    --------     -----------     -----------
BALANCE, December 31, 2003                        -     11,170,804    $       -    $ 11,171     $ 3,200,082     $(3,211,378)
  Net Operating Loss for the year
    ended December 31, 2004                       -              -            -           -               -          (2,598)
                                         ----------    -----------    ---------    --------     -----------     -----------

BALANCE, December 31, 2004                        -     11,170,804            -      11,171       3,200,082      (3,213,976)
  Payment of accounts payable by
    shareholder                                   -              -            -           -             375               -
  Net Operating Loss for the year
    ended December 31, 2005                       -              -            -           -               -          (7,803)
                                         ----------    -----------    ---------    --------     -----------     -----------

BALANCE, December 31, 2005                        -     11,170,804            -      11,171       3,200,457      (3,221,779)
  Issuance of shares of common
    stock for services, February
    2006, ($0.003 / share - Note 3)               -        750,000            -         750           1,500               -
  Net Operating Loss for the year
    ended December 31, 2006                       -              -            -           -               -         (23,365)
                                         ----------    -----------    ---------    --------     -----------     -----------

BALANCE, December 31, 2006                        -     11,920,804            -      11,921       3,201,957      (3,245,144)
  Net Operating Loss for the three
    months ended March 31, 2007
   (unaudited)                                    -              -            -           -               -          (4,953)
                                         ----------    -----------    ---------    --------     -----------     -----------

BALANCE, March 31, 2007 (unaudited)               -     11,920,804    $       -    $ 11,921     $ 3,201,957     $(3,250,097)
                                         ==========    ===========    =========    ========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Cash Flows (unaudited)

                                                                                         From the date
                                                                                         of inception
                                                                                        (May 7, 1985)
                                                     For the Three Months Ended             through
                                                 March 31,            March 31,            March 31,
                                                  2007                 2006                  2007
                                             ---------------      ---------------      ---------------
OPERATING ACTIVITIES:
  Net loss from operations                   $        (4,953)     $        (8,124)     $    (3,250,097)
  Adjustment to reconcile net loss to net
    cash position:
      Stock issued for services                            -                2,250               38,375
      Accounts payable                                (1,280)               1,947               13,820
      Payable to officer/director                          -               (1,500)                   -
      Payable to shareholder                             355                  137                1,071
      Loss on investments                                  -                    -            3,121,853
                                             ---------------      ---------------      ---------------
Net cash used for operating
  activities                                          (5,878)              (5,290)             (74,978)

INVESTING ACTIVITIES:
  Investment in Merilus
    Technologies, Inc. (Note 2)                            -                    -           (3,130,128)
                                             ---------------      ---------------      ---------------
Net cash used for investing
  activities                                               -                    -           (3,130,128)

FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock                                           -                    -            3,175,128
  Loans from shareholder                               5,500                1,800               21,394
  Donation of capital                                      -                    -                8,650
                                             ---------------      ---------------      ---------------
Net cash provided from
  financing activities                                 5,500                1,800            3,205,172
                                             ---------------      ---------------      ---------------

Net increase (decrease) in cash                         (378)              (3,490)                  66
Net cash position at start of period                     444                3,998                    -
                                             ---------------      ---------------      ---------------

Net cash position at end of period           $            66      $           508      $            66
                                             ===============      ===============      ===============


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

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7, and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a shareholder. The Company assumes that this arrangement will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations. (See Note 3 )

Use of estimates

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

At the present time, the Company does not believe that these new accounting pronouncements will have any impact on its financial statements.

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

                                  Merilus, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements (unaudited)

Note 3: Related Party Transactions

The Company has received unsecured cash advances from a shareholder in the amount of $21,394. The Company signed interest bearing (6% per annum) promissory notes that are due in full with accrued interest the earlier of December 31, 2007 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. At March 31, 2007 the Company had accrued interest in the amount of $1,071 on these notes.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month periods ended March 31, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company's current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a shareholder and has issued shares of its common stock to its former president for services rendered. The Company may also issue shares of its common stock to raise equity capital. A shareholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this shareholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this shareholder will continue to provide such financial resources to the Company as needed during the next twelve months.

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

A major shareholder of the Company has paid on behalf of the Company certain costs and on December 14, 2005 the Company signed a promissory note payable to the shareholder in the amount of $4,593.50. Subsequently, the Company established a bank account and received a $4,000 cash advance and a commitment of an additional $5,000 from the shareholder, for which the Company signed an additional promissory note. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of six percent per annum the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. The Company and the shareholder have agreed to wait until March 31, 2007 or later for repayment on the note. The shareholder has loaned additional sums to cover ongoing expenses of the Company. As of March 31, 2007, the shareholder had loaned the Company a total of $22,465. The shareholder has verbally agreed to postpone any collection until June 30, 2007.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2007, the Company has obligated itself in the amount of $36,285 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company had a negative $36,219 in working capital with assets of $66 and liabilities of $36,285. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Results of Operations

For the three months ended March 31, 2007 , the Company had a net loss of $4,953 compared to a loss for the three months ended March 31, 2006, of $8,124. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

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

3 (ii)   Bylaws                                                Incorporated by
                                                                reference*
3 (ii)   Revised Bylaws                                        Incorporated by
                                                                reference*****

4        Specimen Stock Certificate                            Incorporated by
                                                                reference*

10       Promissory Note dated December 14, 2005               Incorporated by
                                                                reference****
10       Promissory Note dated January 31, 2006                Incorporated by
                                                                reference****

31       Rule 13a-14(a)/15d-14a(a) Certification - CEO & CFO   This filing

32       Section 1350 Certification - CEO & CFO                This filing

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

                                  Merilus, Inc.
                                  (Registrant)


Dated: May 14, 2007                By: Alex Demitriev
       ------------                   ---------------
                                   Alex Demitriev
                                   Chief Executive Officer
                                   Chief Financial Officer
                                   Director