Form 10QSB
period 2007-06-30
Merilus, Inc.
filed 2007-08-14
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                                 -------------


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

       598,462 shares of $0.001 par value common stock on August 10, 2007

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  Merilus, Inc.
                        FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2007

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

                                  Merilus, Inc.
                       ( a development stage enterprise )
                                 Balance Sheets


                                                                        June 30,             December 31,
                                                                          2007                   2006
                                                                   -------------------    -------------------
                                                                      (unaudited)
ASSETS:
   Current Assets:
     Cash in Bank                                                  $             1,592    $               444
                                                                   -------------------    -------------------

TOTAL ASSETS                                                       $             1,592    $               444
                                                                   ===================    ===================

LIABILITIES AND STOCKHOLDERS' (DEFICIT):
   Current Liabilities:
     Accounts payable                                              $            17,952    $            15,100
     Payable to officer and shareholder
                                                                                26,802                 16,610
                                                                   -------------------    -------------------
   Total Liabilities                                                            44,754                 31,710

   Stockholders' (Deficit):
     Preferred Stock - $1.00 par value, 1 share authorized,
        0 share issued and outstanding
                                                                                     -                      -
     Common Stock - $0.001 par value, 100,000,000 shares
        authorized, 598,462 shares issued and outstanding                          598                    598
     Additional paid-in capital
                                                                             3,213,280              3,213,280
     Deficit accumulated during the development stage
                                                                            (3,257,040)            (3,245,144)
                                                                   -------------------    -------------------

   Total Stockholders' (Deficit)                                               (43,162)               (31,266)
                                                                   -------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $             1,592    $               444
                                                                   ===================    ===================


   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Operations (Unaudited_

                                                                                                            From the date
                                                                                                             of inception
                                                                                                             (May 7, 1985)
                                    For the three months ended             For the six months ended              through
                                    June 30,           June 30,           June 30,           June 30,           June 30,
                                     2007               2006               2007               2006               2007
                               ---------------    ---------------    ---------------    ---------------   ------------------
Revenue                        $             -    $             -    $             -    $             -   $                -
                               ---------------    ---------------    ---------------    ---------------   ------------------
Expenses:
   General and adminstrative             6,598              1,739             11,196              9,726              133,771
   Loss on investment                        -                  -                  -                  -            3,121,853
   Interest expense                        345                158                700                294                1,416
                               ---------------    ---------------    ---------------    ---------------   ------------------

Net Loss                       $        (6,943)   $        (1,897)   $       (11,896)   $       (10,020)  $       (3,257,040)
                               ===============    ===============    ===============    ===============   ==================

Net loss per share of
common stock                   $         (0.01)   $         (0.00)   $         (0.02)   $         (0.02)
                               ===============    ===============    ===============    ===============

Weighted average number of
common shares outstanding              589,462            589,462            589,462            583,212
                               ===============    ===============    ===============    ===============


             The accompanyiing notes are an intergral part of these
                              financial statemens.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Stockholders' (Deficit)
         From the date of inception (May 7, 1985) through June 30, 2007

                                                      Preferred    Common    Preferred     Common         Paid in       Accumulated
                                                       Shares      Shares      Stock        Stock         Capital         Deficit
                                                      --------    --------   --------    ---------     ----------     --------------
BALANCE, May 7, 1985 - date of inception                     -           -   $      -    $       -     $        -     $          -
   Common Stock issued for cash through
     December 1991 ($0.12 / share)                           -     187,500          -          188         22,312                -
   Common Stock issued for cash through
     December 1992 ($0.10 / share)                           -      50,000          -           50          4,950                -
   Common Stock issued for cash through
     December 1999 ($0.18 / share)                           -     100,000          -          100         17,400                -
   Net Operating Loss from the date of inception
     through December 31, 1999                               -           -          -            -              -          (45,500)
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, December 31, 1999                                   -     337,500          -          338         44,662          (45,500)
   Issuance and exercise of warrants for the
     purchase of common stock, November 2000
     ($20.00 / share)                                        -     100,000          -          100      1,999,900                -
   Issuance of preferred stock in trust in
     contemplation of acquiring shares of Merilus
     Technologies, Inc., December 2000 (Note 2)              1           -          1            -             (1)               -
   Net Operating Loss for the year ended
     December 31, 2000                                       -           -          -            -              -           (7,775)
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, December 31, 2000                                   1     437,500          1          438      2,044,561          (53,275)
   Shares of common stock issued for cash,
     June 2001 ($20.00 / share - Note 2)                     -      30,000          -           30        599,970                -
   Shares of common stock issued for cash,
     November 2001 ($17.00 / share - Note 2)                 -       9,125          -            9        155,119                -
   Shares of common stock issued for legal services,
     November 2001 ($17.00 / share - Note 2)                 -       1,750          -            2         29,748                -
   Shares of common stock issued for cash,
     December 2001 ($10.00 / share - Note 2)                 -      37,500          -           38        374,963                -
   Issuance of shares of common stock pursuant to
     an exchange agreement, December 2001
     ($0.02 / share - Note 2)                                -      41,415          -           41           (41)                -
   Issuance of shares of common stock for services,
     December 2001 ($5.10 / share - Note 2)                  -       1,250          -            1          6,374                -
   Termination of trust agreement (Note 2)                  (1)          -         (1)           -              -                -
   Net Operating Loss for the year ended
     December 31, 2001 (Note 2)                              -           -          -            -              -       (3,157,978)
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, December 31, 2001                                   -     558,540          -          559      3,210,694       (3,211,253)
   Net Operating Loss for the year ended
     December 31, 2002                                       -           -          -            -              -                -
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, December 31, 2002                                   -     558,540          -          559      3,210,694       (3,211,253)
   Net Operating Loss for the year ended
     December 31, 2003                                       -           -          -            -              -             (125)
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, December 31, 2003                                   -     558,540          -          559      3,210,694       (3,211,378)
   Net Operating Loss for the year ended
     December 31, 2004                                       -           -          -            -              -           (2,598)
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, December 31, 2004                                   -     558,540          -          559      3,210,694       (3,213,976)
   Payment of accounts payable by shareholder                -           -          -            -            375                -
   Net Operating Loss for the year ended
     December 31, 2005                                       -           -          -            -              -           (7,803)
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, December 31, 2005                                   -     558,540          -          559      3,211,069       (3,221,779)
   Issuance of shares of common stock for services,
     February 2006, ($0.06 / share - Note 5)                 -      37,500          -           37          2,213                -
   Net Operating Loss for the year ended
     December 31, 2006                                       -           -          -            -              -          (23,365)
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, December 31, 2006                                   -     596,040          -          596      3,213,282       (3,245,144)
   Issuance of shares resulting from a 1 for 20
     reverse split whereby shareholders owning 100
     shares or more would not be diluted below 100
     shares, May 2007                                        -       2,422          -            2             (2)
   Net Operating Loss for the six months ended
     June 30,, 2007 (unaudited)                              -           -          -            -              -          (11,896)
                                                      --------    --------   --------    ---------     ----------     ------------

BALANCE, June 30, 2007 (unaudited)                           -     598,462   $      -    $     598     $3,213,280     $ (3,257,040)
                                                      ========    ========   ========    =========     ==========     ============

   The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Cash Flows (Unaudited)



                                                                                         From the date
                                                                                          of inception
                                                                                         (May 7, 1985)
                                                For the Six Months Ended                    through
                                            June 30,                June 30,                June 30,
                                              2007                    2006                    2007
                                       -------------------     -------------------     -------------------
OPERATING ACTIVITIES:
   Net loss from operations            $           (11,896)    $           (10,020)    $        (3,257,040)
   Adjustment to reconcile net loss
     to net cash position:
        Stock issued for services                        -                   2,250                  38,375
        Accounts payable                             2,852                   1,351                  17,952
        Payable to shareholder                         692                   4,094                   1,408
        Loss on investments                              -                       -               3,121,853
                                       -------------------     -------------------     -------------------
Net cash used for operating
   activities                                       (8,352)                 (2,325)                (77,452)

INVESTING ACTIVITIES:
   Investment in Merilus
     Technologies, Inc. (Note 2)                         -                       -              (3,130,128)
                                       -------------------     -------------------     -------------------
Net cash used for investing
   activities                                            -                       -              (3,130,128)
                                       -------------------     -------------------     -------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock                                        -                       -               3,175,128
   Loans from shareholder                            9,500                       -                  25,394
   Donation of capital                                   -                       -                   8,650
                                       -------------------     -------------------     -------------------

Net cash provided from
   financing activities                              9,500                       -               3,209,172
                                       -------------------     -------------------     -------------------

Net increase (decrease) in cash                      1,148                  (2,325)                  1,592
                                       -------------------     -------------------     -------------------

Net cash position at start of period                   444                   3,998                       -
                                       -------------------     -------------------     -------------------

Net cash position at end of period     $             1,592     $             1,673     $             1,592
                                       ===================     ===================     ===================


         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB report for the year ended December 31, 2006.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2: Summary of Significant Accounting Policies

Development stage enterprise

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

During the year 2000 the Company entered into a reorganization agreement ("Agreement") with the intent to acquire all of the issued and outstanding shares of a development stage enterprise, Merilus Technologies, Inc. ("MTI"), a British Columbia corporation. During 2001 the Company attempted to complete the terms of the Agreement; however, the acquisition of MTI was never consummated as contemplated and in 2003 MTI filed for bankruptcy (See Note 3). Subsequent thereto the Company became dormant and during 2005, the Company commenced its efforts to acquire an operating entity.

In May, 2007 the shareholders of the Company approved a recapitalization of the issued and outstanding shares of the Company's common stock which resulted in the outstanding shares of the Company being reduced from 11,920,804 shares to approximately 598,462 shares through a reverse split on basis of one (1) share for twenty (20) shares previously held. However, no shareholder who owned 100 shares or more would be reduced below 100 shares. These financial statements and the notes thereto retroactively reflect the effects of the forward splits occurring in 1999 and 2000 and the reverse occurring in 2007.

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

                         New accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company does not believe that this new accounting pronouncement will have any impact on its financial statements.

Note 3: Reorganization Agreement

During the year 2000 and in contemplation of entering into the Agreement for the purpose of acquiring all of the issued and outstanding shares of MTI, the Company issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share. Upon entering into the Agreement the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Pursuant to the Agreement a trust was established into which the Company issued 1 share of preferred stock that represented 183,825 "exchangeable shares" of the Company's common stock. Upon surrender by MTI shareholders of their MTI stock, the Company would issue its common stock to the MTI shareholder. By the end of the year 2001, the Company had issued 41,415 shares of its common stock, which represented approximately 22% of the exchangeable shares. Subsequent to this issuance, no further shares of the Company's common stock were issued to MTI shareholders pursuant to the Agreement and the Company cancelled the preferred share that had been issued. The 41,415 shares that were issued were valued on the Company's financial statements at the par value of its common stock or $0.001.

During the year 2001, the Company conducted its operations as though it had acquired MTI even though its control of MTI was only through the Agreement and the officers and directors that were elected pursuant thereto. During 2001 the Company issued shares of its common stock for the benefit of MTI in the following amounts: 3,000 shares for services valued at the approximate fair market value at the time of issuance of $36,125 (per share price ranging between $5.10 and $17.00); and 76,625 shares for cash, valued at the cash consideration received (per share price ranging between $10.00 and $20.00).

During 2003 MTI filed for bankruptcy in British Columbia, Canada, listing the Company as an unsecured creditor. The Company has not collected any amounts from the bankruptcy proceedings and does not anticipate the collection of any amounts.

Note 4: Related Party Transactions

The Company has received unsecured cash advances from a shareholder in the amount of $25,394 at June 30, 2007 and subsequently received an additional $3,000 during July 2007. The Company signed interest bearing (6% per annum) promissory notes that are due in full with accrued interest the earlier of December 31, 2007 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. At June 30, 2007 the Company had accrued interest in the amount of $1,408 on these notes.

During February 2006 the Company issued 37,500 shares of common stock to its then President in consideration of amounts due, resulting from management services that had been rendered. These services were valued at $2,250 and represent an equivalent of $.06 per share (which amount approximated the market value of the Company's common stock during the period when the services were performed and taking into consideration the reverse stock split occurring in May
2007).

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six month periods ended June 30, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Nevertheless, the Company's financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements and elsewhere in this report, the Company is in the development stage and has no established any source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A major shareholder of the Company has paid on behalf of the Company certain costs and on December 14, 2005 the Company signed a promissory note payable to the shareholder in the amount of $4,593.50. Subsequently, the Company established a bank account and received a $4,000 cash advance and a commitment of an additional $5,000 from the shareholder, for which the Company signed an additional promissory note. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of six percent per annum the earlier of December 31, 2006 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations. The Company and the shareholder have agreed to wait until August 31, 2007 for repayment on the note. The shareholder has loaned additional sums to cover ongoing expenses of the Company. As of June 30, 2007, the shareholder had loaned the Company a total of $25,394. The shareholder has verbally agreed to postpone any collection until August 31, 2007.

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director. Mr. Nestripke has not received any financial remuneration for his services and it is not anticipated that any financial remuneration will be paid to Mr. Nestripke. However, during the 4th quarter of 2005, the Company accrued a liability payable to Mr. Nestripke in the amount of $1,500 and an additional amount of $750 was earned during January of 2006. During January of 2006 Mr. Nestripke received 37,500 shares of the Company's common stock valued at $0.06, the prevailing market price during the period that the $2,250 was earned. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations. Mr. Nestripke resigned in late 2006 and Alex Demitriev was appointed in his place.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2007, the Company has obligated itself in the amount of $44,754 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company had a negative $43,162 in working capital with assets of $1,592 and liabilities of $44,754. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2007, the Company had a net loss of $6,943 and $11,896, respectively, compared to a loss for the three and six months ended June 30, 2006, of $1,897 and $10,020, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three and six months ended June 30, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                  Merilus, Inc.
                                   (Registrant)


Dated: August 13, 2007       By: Alex Demitriev
       ---------------          ---------------
                                 Alex Demitriev
                             Chief Executive Officer
                             Chief Financial Officer
                             Director