Form 10QSB
period 2007-09-30
Merilus, Inc.
filed 2007-11-07
CIK 1100734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007
                                              ------------------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
          598,462 of $0.001 par value common stock on October 31, 2007

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets, September 30, 2007 (unaudited) and December 31, 2006

Statements of Operations, for the three and nine month periods ended September 30, 2007 and 2006 (unaudited), and from the date of inception (May 7, 1985) through September 30, 2007 (unaudited)

Statements of Stockholders' (Deficit), from the date of inception (May 7, 1985) through September 30, 2007 (unaudited)

Statements of Cash Flows, for the nine month period ended September 30, 2007 and 2006 (unaudited); and from the date of inception (May 7, 1985) through September 30, 2007 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.


Part II - OTHER INFORMATION

Item 6. Exhibits


Exhibit 31        Rule 13a-14(a)/15d-14a(a) Certification - CEO and CFO

Exhibit 32        Section 1350 Certification - CEO and CFO

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  Merilus, Inc.
                        FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2007

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

                                  Merilus, Inc.
                       ( a development stage enterprise )
                                 Balance Sheets

                                                                    September 30,         December 31,
                                                                         2007                 2006
                                                                     (unaudited)
                                                                 --------------------   ------------------
ASSETS:
   Current Assets:
     Cash in Bank                                                $              2,028   $              444
                                                                 --------------------   ------------------
TOTAL ASSETS                                                     $              2,028   $              444
                                                                 ====================   ==================

LIABILITIES AND STOCKHOLDERS' (DEFICIT):
   Current Liabilities:
     Accounts payable                                            $             17,985   $           15,100
     Payable to shareholder                                                    30,229               16,610
                                                                 --------------------   ------------------

   Total Liabilities                                                           48,214               31,710
                                                                 --------------------   ------------------

   Stockholders' (Deficit):
     Preferred Stock - $1.00 par value, 1 share authorized,
        0 share issued and outstanding                                              -                    -
     Common Stock - $0.001 par value, 100,000,000 shares
        authorized, 598,462 and 596,040 shares issued
        and outstanding                                                           598                  596

     Additional paid-in capital                                             3,213,280            3,213,282
     Deficit accumulated during the development stage                      (3,260,064)          (3,245,144)
                                                                 --------------------   ------------------

   Total Stockholders' (Deficit)                                              (46,186)             (31,266)
                                                                 --------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                    $              2,028   $              444
                                                                 ====================   ==================

         The accompanying notes are an integral part of these financial statements.

                                               Merilus, Inc.
                                    ( a development stage enterprise )
                                         Statements of Operations

                                                                                            From the date
                                                                                            of inception
                                                                                            (May 7, 1985)
                           For the three months ended       For the nine months ended          through
                         September 30,   September 30,    September 30,    September 30,    September 30,
                             2007             2006             2007            2006             2007
                          (unaudited)     (unaudited)      (unaudited)      (unaudited)      (unaudited)
                        -------------   --------------   --------------   --------------   ----------------
Revenue                 $           -   $            -   $            -   $            -   $              -
                        -------------   --------------   --------------   --------------   ----------------

Expenses:
   General and
administrative                  2,598            5,175           13,794           14,902            136,369
   Loss on investment               -                -                -                -          3,121,853
   Interest expense               426              191            1,126              485              1,842
                        -------------   --------------   --------------   --------------   ----------------

Net Loss                $      (3,024)  $       (5,366)  $      (14,920)  $      (15,387)  $     (3,260,064)
                        =============   ==============   ==============   ==============   ================

Net loss per share of
common stock            $       (0.01)  $        (0.01)  $        (0.02)  $        (0.03)
                        =============   ==============   ==============   ==============

Net loss per fully
diluted share of
common stock            $       (0.00)  $        (0.01)  $        (0.01)  $        (0.02)
                        =============   ==============   ==============   ==============

Weighted average
number of common
shares outstanding            598,462          596,040          597,386          591,874
                        =============   ==============   ==============   ==============

Weighted average
number of fully
diluted common
shares outstanding          1,203,042          923,880        1,201,966          919,714
                        =============   ==============   ==============   ==============

         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                      Statements of Stockholders' (Deficit)
       From the date of inception (May 7, 1985) through September 30, 2007

                                                     Preferred      Common     Preferred    Common     Paid in      Accumulated
                                                       Shares       Shares       Stock      Stock      Capital        Deficit
                                                     -----------  -----------  ----------  --------  ------------  --------------
BALANCE, May 7, 1985 - date of inception                       -            -  $        -  $      -  $          -  $            -
   Common Stock issued for cash through
     December 1991 ($0.12 / share)                             -      187,500           -       188        22,312               -
   Common Stock issued for cash through
     December 1992 ($0.10 / share)                             -       50,000           -        50         4,950               -
   Common Stock issued for cash through
     December 1999 ($0.18 / share)                             -      100,000           -       100        17,400               -
   Net Operating Loss from the date of inception
     through December 31, 1999                                 -            -           -         -             -         (45,500)
                                                     -----------  -----------  ----------  --------  ------------  --------------

BALANCE, December 31, 1999                                     -      337,500           -       338        44,662         (45,500)
                                                     -----------  -----------  ----------  --------  ------------  --------------

   Issuance and exercise of warrants for the
     purchase of common stock, November 2000
     ($20.00 / share)                                          -      100,000           -       100     1,999,900               -
   Issuance of preferred stock in trust in
     contemplation of acquiring shares of Merilus
     Technologies, Inc., December 2000 (Note 2)                1            -           1         -            (1)              -
   Net Operating Loss for the year ended
     December 31, 2000                                         -            -           -         -             -          (7,775)
                                                     -----------  -----------  ----------  --------  ------------  --------------

BALANCE, December 31, 2000                                     1      437,500           1       438     2,044,561         (53,275)
                                                     -----------  -----------  ----------  --------  ------------  --------------

                                   Continued

                     The accompanying notes are an integral
                      part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                Statements of Stockholders' (Deficit)(continued)
       From the date of inception (May 7, 1985) through September 30, 2007

                                                     Preferred      Common     Preferred    Common     Paid in      Accumulated
                                                       Shares       Shares       Stock      Stock      Capital        Deficit
                                                     -----------  -----------  ----------  --------  ------------  --------------
   Shares of common stock issued for cash,
     June 2001 ($20.00 / share - Note 2)                        -      30,000  $        -  $     30  $    599,970  $            -
   Shares of common stock issued for cash,
     November 2001 ($17.00 / share - Note 2)                    -       9,125           -         9       155,119               -
   Shares of common stock issued for legal services,
     November 2001 ($17.00 / share - Note 2)                    -       1,750           -         2        29,748               -
   Shares of common stock issued for cash,
     December 2001 ($10.00 / share - Note 2)                    -      37,500           -        38       374,963               -
   Issuance of shares of common stock pursuant to
     an exchange agreement, December 2001
     ($0.02 / share - Note 2)                                   -      41,415           -        41           (41)              -
   Issuance of shares of common stock for services,
     December 2001 ($5.10 / share - Note 2)                     -       1,250           -         1         6,374               -
   Termination of trust agreement (Note 2)                    (1)           -          (1)        -             -               -
   Net Operating Loss for the year ended
     December 31, 2001 (Note 2)                                -            -           -         -             -      (3,157,978)
                                                     -----------  -----------  ----------  --------  ------------  --------------

BALANCE, December 31, 2001                                     -      558,540           -       559     3,210,694      (3,211,253)
                                                     -----------  -----------  ----------  --------  ------------  --------------

   Net Operating Loss for the year ended
     December 31, 2002                                         -            -           -         -             -               -
                                                     -----------  -----------  ----------  --------  ------------  --------------

BALANCE, December 31, 2002                                     -      558,540           -       559     3,210,694      (3,211,253)
                                                     -----------  -----------  ----------  --------  ------------  --------------

   Net Operating Loss for the year ended
     December 31, 2003                                         -            -           -         -             -            (125)
                                                     -----------  -----------  ----------  --------  ------------  --------------

BALANCE, December 31, 2003                                     -      558,540           -       559     3,210,694      (3,211,378)
                                                     -----------  -----------  ----------  --------  ------------  --------------

                                   Continued

                     The accompanying notes are an integral
                      part of these financial statements.

                                  Merilus, Inc.
                       ( a development stage enterprise )
                Statements of Stockholders' (Deficit)(continued)
       From the date of inception (May 7, 1985) through September 30, 2007

                                                     Preferred      Common     Preferred    Common     Paid in      Accumulated
                                                       Shares       Shares       Stock      Stock      Capital        Deficit
                                                     -----------  -----------  ----------  --------  ------------  --------------
   Net Operating Loss for the year ended
     December 31, 2004                                         -            -  $        -  $      -  $          -  $       (2,598)
                                                     -----------  -----------  ----------  --------  ------------  --------------

BALANCE, December 31, 2004                                     -      558,540           -       559     3,210,694      (3,213,976)
                                                     -----------  -----------  ----------  --------  ------------  --------------

   Payment of accounts payable by shareholder                  -            -           -         -           375               -
   Net Operating Loss for the year ended
     December 31, 2005                                         -            -           -         -             -          (7,803)
                                                     -----------  -----------  ----------  --------  ------------  --------------
BALANCE, December 31, 2005                                     -      558,540           -       559     3,211,069      (3,221,779)
                                                     -----------  -----------  ----------  --------  ------------  --------------

   Issuance of shares of common stock for services,
     February 2006, at $0.06 per share                         -       37,500           -        37         2,213               -
   Net Operating Loss for the year ended
     December 31, 2006                                         -            -           -         -             -         (23,365)
                                                     -----------  -----------  ----------  --------  ------------  --------------

BALANCE, December 31, 2006                                     -      596,040           -       596     3,213,282      (3,245,144)
                                                     -----------  -----------  ----------  --------  ------------  --------------

   Issuance of shares resulting from a 1 for 20
    reverse split whereby shareholders owning
    100 shares or more would not be diluted
    below 100 shares, May 2007                                 -        2,422           -         2            (2)
   Net Operating Loss for the nine months ended
     September 30, 2007 (unaudited)                            -            -           -         -             -         (14,920)
                                                     -----------  -----------  ----------  --------  ------------  --------------

BALANCE, September 30, 2007 (unaudited)                        -      598,462  $        -  $    598  $  3,213,280  $   (3,260,064)
                                                     ===========  ===========  ==========  ========  ============  ==============


                     The accompanying notes are an integral
                      part of these financial statements.

                                            Merilus, Inc.
                                 ( a development stage enterprise )
                                      Statements of Cash Flows

                                                                                    From the date
                                                                                     of inception
                                                                                    (May 7, 1985)
                                               For the Nine Months Ended               through
                                          September 30,        September 30,        September 30,
                                               2007                 2006                 2007
                                           (unaudited)          (unaudited)          (unaudited)
                                       -------------------   ------------------   ------------------
OPERATING ACTIVITIES:
   Net loss from operations            $           (14,920)  $          (15,387)  $       (3,260,064)
   Adjustment to reconcile net loss
     to net cash position:
        Stock issued for services                        -                2,250               38,375
        Accounts payable                             2,885                1,813               17,985
        Payable to shareholder                       1,119                  485                1,835
        Loss on investments                              -                    -            3,121,853
                                       -------------------   ------------------   ------------------
Net cash used for operating
   activities                                      (10,916)             (10,839)             (80,016)
                                       -------------------   ------------------   ------------------

INVESTING ACTIVITIES:
   Investment in Merilus
     Technologies, Inc. (Note 2)                         -                    -           (3,130,128)
                                       -------------------   ------------------   ------------------
Net cash used for investing
   activities                                            -                    -           (3,130,128)
                                       -------------------   ------------------   ------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock                                        -                    -            3,175,128
   Loans from shareholder                           12,500                7,300               28,394
   Donation of capital                                   -                    -                8,650
                                       -------------------   ------------------   ------------------
Net cash provided from
   financing activities                             12,500                7,300            3,212,172
                                       -------------------   ------------------   ------------------


Net increase (decrease) in cash                      1,584              (3,539)                2,028

Net cash position at start of period                   444                3,998                    -
                                       -------------------   ------------------   ------------------

Net cash position at end of period     $             2,028   $              459   $            2,028
                                       ===================   ==================   ==================


         The accompanying notes are an integral part of these financial statements.

                                  Merilus, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                               September 30, 2007
                                   (Unaudited)


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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In May, 2007 the shareholders of the Company approved a recapitalization of the issued and outstanding shares of the Company's common stock which resulted in the outstanding shares of the Company being reduced from 11,920,804 shares to approximately 598,462 shares through a reverse split on a basis of one (1) share for twenty (20) shares previously held. No shareholder who owned 100 shares or more would be reduced below 100 shares. These financial statements and the notes thereto retroactively reflect the effects of the forward splits occurring in 1999 and 2000 and the reverse split occurring in 2007.

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenue from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS 7, and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a shareholder. The Company assumes that this arrangement will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

                                  Merilus, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements (Continued)
                               September 30, 2007
                                   (Unaudited)



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

Net loss per share of common stock

The net loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The net loss per fully diluted share of common stock is computed by dividing the let loss during the period presented by the weighted average number of shares outstanding and the number of shares that could be converted into shares of common stock as of the last day of the period presented should the shareholder holding a convertible note convert such note into shares of common stock based on a conversion price of $0.05 per share.

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

Note 3: Reorganization Agreement

During the year 2000 and in contemplation of entering into the Agreement for the purpose of acquiring all of the issued and outstanding shares of MTI, the Company issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share. Upon entering into the Agreement the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Pursuant to the Agreement a trust was established into which the Company issued 1 share of preferred stock that represented 183,825 "exchangeable shares" of the Company's common stock. Upon surrender by MTI shareholders of their MTI stock, the Company would issue its common stock to the MTI shareholder. By the end of the year 2001, the Company had issued 41,415 shares of its common stock, which represented approximately 22% of the exchangeable shares. Subsequent to this issuance, no further shares of the Company's common stock were issued to MTI shareholders pursuant to the Agreement and the Company cancelled the preferred share that had been issued. The 41,415 shares were valued at par value of $.001.

                                  Merilus, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements (Continued)
                               September 30, 2007
                                   (Unaudited)


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

Note 4: Related Party Transactions

The Company has received unsecured cash advances from a shareholder in the amount of $28,394 at September 30, 2007. The Company signed notes bearing interest at 6% per annum with respect to the cash advances and has accrued interest in the amount of $1,835. On November 5, 2007, the Company consolidated these notes into a single note that is due December 31, 2007 and bears interest at 18% per annum. This note is convertible at the option of the holder into shares of the Company's common stock at $0.05 per share.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

The Company has entered into a note agreement with a shareholder to receive a total of $30,000 under a "letter of credit." As of November 5, 2007, the Company had borrowed approximately $28,394 under this note. Under the terms of the note, the shareholder has the right to convert the note at $0.05 per share of our restricted common stock.

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

Our prior president and director, Denny Nestripke, received payment in the form of 37,500 shares of the Company's common stock for prior services. The services that Mr. Nestripke provided were largely related to the preparation of financial statements, the preparation and review of filings made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations. Mr. Nestripke continues to assist us in the preparation of our financial statements.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2007, the Company has debts of $48,214 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had a negative $46,186 in working capital with assets of $2,028 and liabilities of $48,214. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or with which it may merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Results of Operations

For the three and nine months ended September 30, 2007, the Company had a net loss of $3,024 and $14,920, respectively, compared to a loss for the three and nine months ended September 30, 2006, of $5,366 and $15,387, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the nine months ended September 30, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The Company has sold no equity securities during the quarter ended September 30, 2007. However, the Company did enter into a promissory note in November 2007 which is convertible at $0.05 per share.

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

3 (ii)            Bylaws                                               Incorporated by reference*
3 (ii)            Revised Bylaws                                       Incorporated by reference****

4                 Specimen Stock Certificate                           Incorporated by reference*

10                Promissory Note dated November 5, 2007               This Filing

11                Computation of loss per share                        Notes to financial statements

31                Rule 13a-14(a)/15d-14a(a) Certification - CEO & CFO  This filing

32                Section 1350 Certification - CEO & CFO                This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no.000-28475. ** Incorporated by reference from the Company's definitive 14C filed on July 31, 2000, with the Commission, SEC file no.000-28475.
*** Incorporated by reference from the Company's definitive 14C filed on January 9, 2001, with the Commission, SEC file no.000-28475. **** Incorporated by reference from the Company's Form 10-QSB, for the quarter ended March 31, 2006, filed with the Commission.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report has been signed on its behalf by the undersigned, thereunto duly authorized.

                                  Merilus, Inc.
                                  (Registrant)


Dated: November 5, 2007          By: Alex Demitriev
       ----------------             ---------------
                                 Alex Demitriev
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director