Form 10KSB
period 2007-12-31
Merilus, Inc.
filed 2008-04-14
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-28475

Merilus, Inc.

(Name of small business issuer in its charter)

Nevada        87-0635270

(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

44 West Broadway, #1850, Salt Lake City Utah 84101

(Address of principal executive offices)   (Zip Code)

Issuer’s telephone number (801) 949-1020

Securities registered under Section 12(b) of the Exchange Act:

Title of each class         Name of each exchange on which registered

None             Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant’s common stock has had limited trading volume. On April 1, 2008, the average between bid and asked price of the common stock was $0.28 with the bid price of $0.21 and ask price of $0.35, resulting in an aggregate market value of approximately $62,093 for non-affiliated stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 1, 2008, the registrant had 1,286,692 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

PART I

Item 1. Description of Business

Merilus, Inc. (“Company”) was incorporated in Nevada in May 1985 and its initial business endeavors were not successful. During the year 2000 the Company filed a definitive information statement pursuant to Section 14c of the Securities Act of 1934, to disclose that it had entered into a reorganization agreement with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"), a British Columbia, Canada corporation. The Company had issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share and upon entering into the reorganization agreement, the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Terms of the reorganization agreement included the establishment of a trust into which the Company issued 1 share of preferred stock that represented 3,767,500 “exchangeable shares” of the Company’s common stock. Upon surrender by MTI stockholders of their MTI stock, the Company would issue its common stock to the MTI stockholder. By end of the year 2001, the Company had issued 828,300 shares of its common stock, which represented approximately 22% of the exchangeable shares. MTI filed for bankruptcy protection and was liquidated under the laws of Canada. There are potentially 146,060 shares which could still be converted under the terms of the agreement with MTI.

Subsequently, the Company has had no revenue producing operations and is considered a development stage enterprise. The Company is currently seeking an acquisition or merger with an operating entity and has received loans from a stockholder, issued shares of its common stock, and may raise capital through the issuance of its common stock to further these efforts. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, seek such business opportunity in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. The selection of a business opportunity in which to participate is complex and risky and the Company has only limited resources that it may use to find good business opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management. The Company will select a potential business opportunity based on management's business judgment and potentially could act without the consent, vote or approval of the Company's stockholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital. See Item 6(a) Plan of Operations in this report.

Item 2. Description of Property

The Company does not maintain an administrative office but utilizes the home office of the Company(s president, Alex Demitriev, for business correspondence. Without current operations, the Company does not believe that it is necessary to have an business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market information – The principal market for the Company's common stock is the Pink Sheets. The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in small volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions. The bid and ask price for the June 2007 quarter forward, reflects post split shares.

Quarter Ended	High Bid	Low Bid

December 2007	$0.43	$0.26
September 2007	$0.55	$0.35
June 2007	$1.20	$0.20
March 2007	$0.01	$0.001

December 2006	$0.01	$0.001
September 2006	$0.01	$0.001
June 2006	$0.01	$0.001
March 2006	$0.01	$0.001

December 2005	$0.006	$0.003
September 2005	$0.003	$0.003
June 2005	$0.003	$0.001
March 2005	$0.001	$0.001

The prices above are based on very limited volume and wide spreads between the bid and ask prices. Additionally, the Company completed a 1 for 20 reverse split effective in June 2007 and quotes for June 2007 forward reflect such reverse split. Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.

Holders – At April 1, 2008, the Company had approximately 950 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management. The statements made as part of the Plan of

Operations that are not historical facts are hereby identified as "forward-looking statements."

a) Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a stockholder and has issued shares of its common stock to its president for services rendered. The Company may also issue shares of its common stock to raise equity capital. A stockholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this stockholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this stockholder will continue to provide such financial resources to the Company as needed during the next twelve months.

Nevertheless, the Company’s financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements and elsewhere in this report, the Company is in the development stage and has not established any source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A major stockholder of the Company has provided funds to keep the Company operating, cover costs associated with bringing the Company current on its reporting obligations and fund ongoing expenses. The stockholder had agreed to fund up to $30,000. On March 28, 2008, the stockholder agreed to convert the debt into 600,000 shares of common stock of the Company. On March 31, 2008, this same stockholder entered into a non-convertible unsecured note payable in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable.

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director. During January of 2006 Mr. Nestripke received 37,500 post split shares of the Company’s common stock valued at $0.003, the prevailing market price during the period, for services rendered, valued at $2,250. On December 7, 2006, Mr. Nestripke resigned and Alex Demitriev was appointed in his place.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements and anticipates that its cash position by the end of the first quarter of 2008 will be minimal. On December 31, 2007, the Company’s obligations exceeded its cash position by $60,243, and it may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment. At the present time, only Mr. Demitriev serves in management and allowing only one individual to exercise his business judgment in the selection of a business opportunity for the Company presents a significant risk to the Company's stockholders. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's stockholders.

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

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized but unissued common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current stockholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change. Mr. Demitriev does not have a contract to remain with the Company over any certain time period and may resign his position prior to the time that a business opportunity is located and/or business reorganization takes place.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the home office of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs .

Liquidity and Capital Resources

As of December 31, 2007, the Company had a negative $60,243 in working capital with assets of $1,124 and liabilities of $61,367. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's stockholders as it has only limited capital and no operations.

Results of Operations

For the years ended December 31, 2007 and 2006, the Company had a net loss of $86,364 and $23,365, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2007 and 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 7. Financial Statements

The Company’s financial statements are presented immediately following the signature page to this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO and an outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

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

Item 10. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries( chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Alex Demitriev	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Denny Nestripke	2005 2004	-0- -0-	$2,250 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$2,250 -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2007, 2006, and 2005.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors – None

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 1, 2008, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,286,692 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Amount and Nature of
Title of Class	Name of Beneficial Owner	Beneficial Ownership (1)	Percent of Class
Common	Micvic, LLC	336,780	26.17%
4764 South 900 East
Salt Lake City, UT
Common	Michelle Turpin
4764 South 900 East
Salt Lake City, UT	936,780	72.81%

Name of Officer, Director	Amount and Nature of
Title of Class	and Nominee	Beneficial Ownership (1)	Percent of Class

Common	Alex Demitriev	-0-	-0-

Common	All Officers and Directors
as a Group	-0-	-0-

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Ms. Turpin owns 600,000 and through her management and ownership of Micvic, LLC is beneficially deemed to own the 336,780 shares held by Micvic, LLC. The owners of Micvic, LLC are Michelle Turpin and Victor Schwarz.

ITEM 12. Certain Relationships and Related Transactions

Transactions with management and others

A stockholder, Michelle Turpin, of the Company paid, on behalf of the Company, and advanced other cost through a series of promissory notes. In 2007, the Company consolidated the promissory notes into one note with a credit line up to $30,000 which was convertible into up to 600,000 shares of common stock. In 2008, after the Company had borrowed the entire $30,000 under the line of credit, the stockholder converted the promissory note into the 600,000 shares of common stock.

Denny W. Nestripke, received 37,500 shares of the Company’s common stock valued at $0.06 (the prevailing market price during the period of his service), for services rendered through the filing of this report. The services provided by Mr. Nestripke were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations (see Item 6 of this report).

ITEM 13. Exhibits

Financial Statements – the following financial statements are included in this report:

Title of Document	Page

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders= Deficit	F-4-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8-11

Financial Statement Schedules – There are no financial statement schedules included as part of this report

Exhibits – The following exhibits are included as part of this report:

Exhibit	Reference
Number	Number	Title of Document	Location

3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Amended Articles of Incorporation	Incorporated by reference**

3.03	3	Amended Articles of Incorporation	Incorporated by reference***

3.04	3	Bylaws	Incorporated by reference*

4.01	4	Specimen Stock Certificate	Incorporated by reference*

31.01	31	CEO certification Pursuant to 18 USC

Section 1350, as adopted pursuant to

Section 302 of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	CFO certification Pursuant to 18 USC

Section 1350, as adopted pursuant to

Section 302 of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO Certification pursuant to Section 906	This Filing

32.02	32	CFO Certification pursuant to Section 906	This Filing

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $4,950 for 2007 and $2,375 for 2006.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $1,500 for 2007 and $2,425 for 2006.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2007 and $0 for 2006.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2007 and $0 for 2006.

(5) The Company does not have an audit committee

(6) Not Applicable

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Merilus, Inc.

By: /s/ Alex Demitriev
Alex Demitriev, Principal Executive and Financial Officer

Date: April 11, 2008

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alex Demitriev
Alex Demitriev, Principal Executive and Financial Officer

Date: April 11, 2008

5296 South Commerce Drive, Suite 300

Salt Lake City, Utah 84107-5370

Telephone: (801) 281-4700

Facsimile: (801) 281-4701

1284 West Flint Meadow Drive, Suite "D"

Kaysville, Utah 84037-9590

Telephone: (801) 927-1337

Facsimile: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Merilus, Inc.

We have audited the accompanying balance sheets of Merilus, Inc. ( a Nevada development stage company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and for the period of May 7, 1985 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended December 31, 2007 and 2006, and for the period of May 7, 1985 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 10, 2008

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	December 31,
	2007	2006
Assets:
Current Assets:
Cash in bank	$ 1,124	$ 444

Total Assets	$ 1,124	$ 444

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 29,568	$ 15,100
Payable to officer and stockholders	31,799	16,610
Total Liabilities	61,367	31,710

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 686,692 and 596,040 shares issued and
outstanding at December 31, 2007 and 2006, respectively	686	596
Paid in capital	3,270,579	3,213,282
Deficit accumulated during the development stage	(3,331,508)	(3,245,144)
Total Stockholders' Deficit	(60,243)	(31,266)

Total Liabilities and Stockholders' Deficit	$ 1,124	$ 444

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations
			From the date
			of inception
			(May 7, 1985)
	For the Year Ended December 31,		through
	2007	2006	December 31, 2007

Revenue	$ -	$ -	$ -

Expenses:
General and administrative	26,886	22,662	149,461
Conversion feature of note payable	57,387	-	57,387
Loss on investment	-	-	3,121,853
Interest expense	2,091	703	2,807
Total Expense	86,364	23,365	3,331,508

Net Loss	$ (86,364)	$ (23,365)	$ (3,331,508)

Net loss per share
of common stock	$ (0.13)	$ (0.04)

Net loss per fully diluted share
of common stock	$ (0.07)	$ (0.02)

Weighted average number
of common shares outstanding	656,475	558,540

Weighted average number of fully
diluted common shares outstanding	1,256,475	1,158,540

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Stockholders' Deficit
From the date of inception (May 7, 1985) through December 31, 2007
						Deficit
						Accumulated
						During the
	Preferred		Common		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Balance, May 7, 1985 - date of inception	-	$ -	-	$ -	$ -	$ -
Common Stock issued for cash through
December 1991 ($0.12 / share)	-	-	187,500	188	22,312	-
Common Stock issued for cash through
December 1992 ($0.10 / share)	-	-	50,000	50	4,950	-
Common Stock issued for cash through
December 1999 ($0.18 / share)	-	-	100,000	100	17,400	-
Net Operating Loss from the date of inception
through December 31, 1999	-	-	-	-	-	(45,500)
Balance, December 31, 1999	-	-	337,500	338	44,662	(45,500)
Issuance and exercise of warrants for the
purchase of common stock, November 2000
($20.00 / share)	-	-	100,000	100	1,999,900	-
Issuance of preferred stock in trust in
contemplation of acquiring shares of Merilus
Technologies, Inc., December 2000	1	1	-	-	(1)	-
Net operating loss for the year	-	-	-	-	-	(7,775)
Balance, December 31, 2000	1	1	437,500	438	2,044,561	(53,275)
Shares of common stock issued for cash,
June 2001 ($20.00 / share)	-	-	30,000	30	599,970	-
Shares of common stock issued for cash,
November 2001 ($17.00 / share)	-	-	9,125	9	155,119	-
Shares of common stock issued for legal services,
November 2001 ($17.00 / share)	-	-	1,750	2	29,748	-
Shares of common stock issued for cash,

December 2001 ($10.00 / share)	-	-	37,500	38	374,962	-

Merilus, Inc.
( a development stage enterprise )
Statements of Stockholders' Deficit (continued)
From the date of inception (May 7, 1985) through December 31, 2007
						Deficit
						Accumulated
						During the
	Preferred		Common		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Issuance of shares of common stock pursuant to
an exchange agreement, December 2001
($0.02 / share)	-	$ -	41,415	$ 41	$ (41)	$ -
Issuance of shares of common stock for services,
December 2001 ($5.10 / share)	-	-	1,250	1	6,374	-
Termination of trust agreement	(1)	(1)	-	-	1	-
Net operating loss for the year	-	-	-	-	-	(3,157,978)
Balance, December 31, 2001	-	-	558,540	559	3,210,694	(3,211,253)
Net operating loss for the year	-	-	-	-	-	-
Balance, December 31, 2002	-	-	558,540	559	3,210,694	(3,211,253)
Net operating loss for the year	-	-	-	-	-	(125)
Balance, December 31, 2003	-	-	558,540	559	3,210,694	(3,211,378)
Net operating loss for the year	-	-	-	-	-	(2,598)
Balance, December 31, 2004	-	-	558,540	559	3,210,694	(3,213,976)
Payment of accounts payable by stockholder	-	-	-	-	375	-
Net operating loss for the year	-	-	-	-	-	(7,803)
Balance, December 31, 2005	-	-	558,540	559	3,211,069	(3,221,779)
Issuance of shares of common stock for services,
February 2006, ($0.06 / share)	-	-	37,500	37	2,213	-
Net operating loss for the year	-	-	-	-	-	(23,365)
Balance, December 31, 2006	-	-	596,040	596	3,213,282	(3,245,144)
Issuance of shares resulting from a 1 for 20
reverse split whereby stockholders owning
100 shares or more would not be diluted below
100 shares, May 2007	-	-	90,652	90	(90)	-

Merilus, Inc.
( a development stage enterprise )
Statements of Stockholders' Deficit (continued)
From the date of inception (May 7, 1985) through December 31, 2007
						Deficit
						Accumulated
						During the
	Preferred		Common		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Effect of convertible note payable to stockholder	-	$ -	-	$ -	$ 57,387	$ -
Net operating loss for the year	-	-	-	-	-	(86,364)
Balance, December 31, 2007	-	$ -	686,692	$ 686	$ 3,270,579	$ (3,331,508)

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows
			From the date
			of inception
			(May 7, 1985)
	For the Year Ended December 31,		through
	2007	2006	December 31, 2007

Operating Activities:
Net loss from operations	$ (86,364)	$ (23,365)	$ (3,331,508)
Stock issued for services	-	750	38,375
Effect of convertible note
payable to stockholder	57,387	-	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	14,467	11,058	29,567
Payable to officer and
stockholders	2,390	703	3,106
Loss on investments	-	-	3,121,853
Net cash used for operating
activities	(12,120)	(10,854)	(81,220)

Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Net cash used for investing
activities	-	-	(3,130,128)

Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	12,800	7,300	28,694
Donation of capital	-	-	8,650
Net cash provided from
financing activities	12,800	7,300	3,212,472

Net increase (decrease) in cash	680	(3,554)	1,124
Net cash position at start of period	444	3,998	-
Net cash position at end of period	$ 1,124	$ 444	$ 1,124

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

(a development stage enterprise)

Notes to Financial Statements

December 31, 2007 and 2006

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Development stage enterprise – Merilus, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 7, 1985. The Company’s initial operations proved unsuccessful. During 1999 the Company forward split its outstanding shares of common stock on a basis of 200 for 1, and during the year 2000 the Company again forward split its common stock on a basis of 10 for 1 and amended its articles of incorporation to authorize the issuance of a preferred class of stock. In May, 2007, the stockholders of the Company approved a recapitalization through a 1 for 20 reverse split of the issued and outstanding shares of the Company’s common stock. This resulted in the outstanding shares of the Company being reduced from 11,920,804 shares to 686,692 shares. The Company’s financial statements and accompanying notes retroactively reflect the effects of the forward and reverse splits of the Company’s common stock.

During the year 2000 the Company entered into a reorganization agreement (“Agreement”) with the intent to acquire all of the issued and outstanding shares of a development stage enterprise, Merilus Technologies, Inc. (“MTI”), a British Columbia corporation. During 2001 the Company attempted to complete the terms of the Agreement; however, the acquisition of MTI was never consummated as contemplated and in 2003 MTI filed for bankruptcy. Subsequent thereto, the Company became dormant and during 2005, the Company commenced its efforts to acquire an operating entity through a reverse acquisition.

Going concern – These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not generated any revenue from its operations in each of the last two fiscal years, is considered a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a stockholder. On March 28, 2008, the Company issued 600,000 shares of its common stock in payment of $30,000 of principal and accrued interest. The Company continues to be obligated to this stockholder in the amount of $6,855 at March 31, 2008, and assumes that an ongoing loan arrangement will continue into the future; however, no assurance thereof can be given. Furthermore, the Company is dependent on the services of its sole officer and director without compensation. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

Use of estimates – These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Net loss per share of common stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The net loss per fully diluted share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding and the 600,000 shares of common stock that are issued upon the conversion of a convertible note payable in March 2008. The issuance of these shares of common stock has an anti-dilutive effect on the net loss per share of common stock.

Merilus, Inc.

(a development stage enterprise)

Notes to Financial Statements (continued)

December 31, 2007 and 2006

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

New accounting pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company believes that when and if its development stage activities in seeking a reverse acquisition of an operating entity occur, this accounting statement may have relevance.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it becomes an entity requiring consolidation with one or more corporations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Note 2 – Reorganization Agreement

During the year 2000 and in contemplation of entering into the Agreement for the purpose of acquiring all of the issued and outstanding shares of MTI, the Company issued warrants for the purchase of 100,000 shares of its common stock at an exercise price of $20.00 per share. Upon entering into the Agreement the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Pursuant to the Agreement a trust was established into which the Company issued 1 share of preferred stock that represented 188,375 “exchangeable shares” of the Company’s common stock. Upon surrender by MTI stockholders of their MTI stock, the Company would issue its common stock to the MTI stockholder. By the end of the year 2001, the Company had issued 41,415 shares of its common stock, which represented approximately 22% of the exchangeable shares. Subsequent to this issuance, no further shares of the Company’s common stock were issued to MTI stockholders pursuant to the Agreement and the Company cancelled the preferred share that had been issued. The 41,415 shares that were issued were valued on the Company’s financial statements at $0.02 per share.

Merilus, Inc.

(a development stage enterprise)

Notes to Financial Statements

December 31, 2007 and 2006

Note 2 – Reorganization Agreement (continued)

During the year 2001, the Company conducted its operations as though it had acquired MTI even though its control of MTI was only through the Agreement and the officers and directors that were elected pursuant thereto. During 2001 the Company issued shares of its common stock for the benefit of MTI in the following amounts: 1,750 shares for services valued at the approximate fair market value at the time of issuance (per share price ranging between $5.10 and $17.00); and 76,625 shares for cash, valued at the cash consideration received (per share price ranging between $10.00 and $20.00).

During 2003 MTI filed for bankruptcy in British Columbia, Canada, listing the Company as an unsecured creditor. The Company has not collected any amounts from the bankruptcy proceedings and does not anticipate the collection of any amounts.

Note 3 – Common Stock

In May 2007, the stockholders of the Company authorized a 1 for 20 reverse split of the Company’s outstanding common stock with the provision that no stockholder shall receive less than 100 shares as a result of this reverse split. The total authorized number of shares of common stock and the par value of the common stock did not change as a result of this reverse split. The provision that no stockholder would receive less than 100 shares, caused the Company to issue a total of 90,652 post split shares of common stock. The effect of this provision was that stockholders owning less than 2,000 would be issued additional shares of the Company’s common stock. These additional shares, which represented an increase of 15.2% in the total number of common shares outstanding, were valued at par value because the Company received no value from the issuance thereof.

Note 4 – Related Party Transactions

During February 2006 the Company issued 37,500 shares of its common stock to its then President in consideration of amounts due, resulting from management services that had been rendered. These services were valued at $2,250 and represent an equivalent of $.06 per share (which amount approximated the market value of the Company’s common stock during the period when the services were performed). Subsequent to this individual’s resignation and for the Company’s 2007 fiscal year, this individual charged $7,500 for services rendered incidental to the Company’s accounting requirements, which amount was recorded as an accounts payable.

Commencing in December 2005, the Company received unsecured cash advances from a stockholder. The Company subsequently signed an unsecured promissory note bearing interest at 6% per annum and convertible into shares of the Company’s common stock. On November 5, 2007, the Company entered into a new unsecured convertible note and letter of credit with this stockholder in an amount of up to $30,000, bearing interest at 18% per annum. This note became due on December 31, 2007 and was convertible below the Company’s existing market price for its common stock. The negotiation of this note was not at arm’s length inasmuch as the Company is dependent on the continuing funding of its planned operations by this stockholder. Consequently, the Company recognized an expense of $57,387 at the time that this note was issued relating to the beneficial conversion feature. At December 31, 2007 a total of $31,494 was due to this stockholder ($28,694 principal and $2,800 interest). On March 28, 2008, this note was converted into 600,000

Merilus, Inc.

(a development stage enterprise)

Notes to Financial Statements

December 31, 2007 and 2006

Note 4 – Related Party Transactions (continued)

shares of the Company’s common stock at a price of $0.05 per share, which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company again entered into a non-convertible unsecured note payable with this stockholder in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable/

Note 5 – Contingent Liabilities

To the extent that the Company was a party to any financial transactions that were not discharged through MTI’s bankruptcy proceedings, including the obligations associated with the issuance of the one share of preferred stock, or that may not have been listed as part of MTI’s bankruptcy, the Company may have contingent liabilities. To the best of management's knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented and no contingent liabilities exist.

Note 6 – Subsequent Events

On March 28, 2008, a stockholder of the Company converted an unsecured promissory note in the amount of $30,000 into 600,000 shares of the Company’s common stock ($0.05 per share) which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company again entered into a non-convertible unsecured note payable with this stockholder in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable.