Form 10-Q
period 2008-03-31
Merilus, Inc.
filed 2008-05-20
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-28475

Merilus, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0635270
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

44 West Broadway, # 1805, Salt Lake City, Utah               84101

(Address of principal executive offices)	(Zip Code)

(801) 949-1020

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,286,692 shares of $0.001 par value common stock on May 14, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

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

Merilus, Inc.
( a development stage enterprise )
Unaudited Balance Sheets

	March 31,	December 31,
	2008	2007
Assets:
Current Assets:
Cash in bank	$804	$1,124

Total Assets	$804	$1,124

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$28,380	$29,568
Payable to related party	6,855	31,799
Total Liabilities	35,235	61,367

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,286,692 and 686,692 shares issued and
outstanding at March 31, 2008 and December 31, 2007,
respectively	1,286	686
Paid-in capital	3,299,979	3,270,579
Deficit accumulated during the development stage	(3,335,696)	(3,331,508)
Total Stockholders' Deficit	(34,431)	(60,243)

Total Liabilities and Stockholders' Deficit	$804	$1,124

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Unaudited Statements of Operations
			From the Date
			of Inception
	For the Three Months		(May 7, 1985)
	Ended March 31,		through
	2008	2007	March 31, 2008

Revenue	$ -	$ -	$ -

Expenses:
General and administrative	2,853	4,588	152,314
Conversion feature of note payable	-	-	57,387
Loss on investment	-	-	3,121,853
Interest expense	1,335	355	4,142
Total Expense	4,188	4,943	3,335,696

Net Loss	$ (4,188)	$ (4,943)	$ (3,335,696)

Net loss per share
of common stock	$ (0.01)	$ (0.01)

Weighted average number
of common shares outstanding	706,472	596,040

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Unaudited Statements of Cash Flows
			From the date
			of inception
	For the Three Months		(May 7, 1985)
	Ended March 31,		through
	2008	2007	March 31, 2008

Operating Activities:
Net loss from operations	$ (4,188)	$ (4,943)	$ (3,335,696)
Stock issued for services	-	-	38,375
Conversion of interest payable to common stock	1,319	-	4,120
Effect of convertible note payable to stockholder	-	-	57,387
Adjustment to reconcile net loss to net cash position:
Accounts payable	(1,187)	(1,280)	28,380
Payable to related party	(295)	355	10
Loss on investments	-	-	3,121,853
Net cash used for operating activities	(4,351)	(5,868)	(85,571)

Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Net cash used for investing activities	-	-	(3,130,128)

Financing Activities:
Proceeds from issuance of common stock	-	-	3,175,128
Loans from stockholder	4,031	5,500	32,725
Donation of capital	-	-	8,650
Net cash provided from financing activities	4,031	5,500	3,216,503

Net increase (decrease) in cash	(320)	(368)	804
Net cash position at start of period	1,124	444	-
Net cash position at end of period	$ 804	$ 76	$ 804

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$ 30,000	$ -	$ 30,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2008

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB report for the year ended December 31, 2007.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2: Summary of Significant Accounting Policies

Development stage enterprise – The Company was incorporated under the laws of the State of Nevada on May 7, 1985. The Company’s initial operations proved unsuccessful. During 1999 the Company forward split its outstanding shares of common stock on a basis of 200 for 1, and during the year 2000 the Company again forward split its common stock on a basis of 10 for 1 and amended its articles of incorporation to authorize the issuance of a preferred class of stock. In May, 2007, the stockholders of the Company approved a recapitalization through a 1 for 20 reverse split of the issued and outstanding shares of the Company’s common stock. This resulted in the outstanding shares of the Company being reduced from 11,920,804 shares to 686,692 shares. The Company’s financial statements and accompanying notes retroactively reflect the effects of the forward and reverse splits of the Company’s common stock.

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

Going concern – These unaudited financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenue from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements has been dependent

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

March 31, 2008

Note 2: Summary of Significant Accounting Policies (continued)

Going concern (continued)

on loans from a stockholder. The Company assumes that this arrangement will continue during the next 12 months; however, no assurance thereof can be given. Furthermore, the Company is dependent on the services of its sole officer and director without compensation. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

Use of estimates – These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Net loss per share of common stock – The net loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period.

Income taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

New accounting pronouncements – In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Note 3: Related Party Transactions

Commencing in December 2005, the Company received unsecured cash advances from a stockholder. The Company subsequently signed an unsecured promissory note bearing interest at 6% per annum and convertible into shares of the Company’s common stock. On November 5, 2007, the Company entered into a new unsecured convertible note and letter of credit with this stockholder in an amount of up to $30,000, bearing interest at 18% per annum. This note became due on December 31, 2007 and was convertible below the Company’s existing market price for its common stock. The negotiation of this note was not at arm’s length inasmuch as the Company is dependent on the continuing funding of its planned operations by this stockholder. Consequently, the Company recognized an expense of $57,387 at the time that this note was issued relating to the beneficial conversion feature. At December 31, 2007 a total of $31,494 was due to this stockholder ($28,694 principal and $2,800 interest). On March 28,

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

March 31, 2008

Note 3: Related Party Transactions (continued)

2008, this note was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share, which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company entered into a non-convertible unsecured note payable with this stockholder in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable.

Note 4: Changes in Stockholders’ Deficit

As a result of the issuance of 600,000 shares of common stock upon the conversion of a note payable in the amount of $30,000 to a related party as described in Note 3, the Common stock account was increased by $600 and the Paid-in capital account was increased by $29,400.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Plan of Operations

Overview:

Merilus, Inc. (“Company”) was incorporated in Nevada in May 1985 and its initial business endeavors were not successful. During the year 2000 the Company filed a definitive information statement pursuant to Section 14c of the Securities Act of 1934, to disclose that it had entered into a reorganization agreement with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"), a British Columbia, Canada corporation. The Company had issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share and upon entering into the reorganization agreement, the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Terms of the reorganization agreement included the establishment of a trust into which the Company issued 1 share of preferred stock that represented 3,767,500 “exchangeable shares” of the Company’s common stock. Upon surrender by MTI stockholders of their MTI stock, the Company would issue its common stock to the MTI stockholder. By end of the year 2001, the Company had issued 828,300 pre-split shares of its common stock, which represented approximately 22% of the exchangeable shares. MTI filed for bankruptcy protection and was liquidated under the laws of Canada. There are potentially 146,960 post-split shares which could still be converted under the terms of the agreement with MTI.

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a stockholder and has issued shares of its common stock to its president for services rendered. The Company may also issue shares of its common stock to raise equity capital. A stockholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

A major stockholder of the Company has provided funds to keep the Company operating, cover costs associated with bringing the Company current on its reporting obligations and funding ongoing expenses. The stockholder had agreed to fund up to $30,000. On March 28, 2008, the stockholder agreed to convert the debt into 600,000 shares of common stock of the Company. On March 31, 2008, this same stockholder entered into a non-convertible unsecured note payable in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable.

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

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2008, the Company has debts of $35,235 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result there from. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had a negative $34,431 in working capital with assets of $804 and liabilities of $35,235. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2008, the Company had a net loss of $4,188, compared to a loss for the three months ended March 31, 2007, of $4,943. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2008. A stockholder of the Company did convert a note into 600,000 shares.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference**
3 (i)	Amended Articles of Incorporation	Incorporated by reference***

3 (ii)	Bylaws	Incorporated by reference*
3 (ii)	Revised Bylaws	Incorporated by reference****

4	Specimen Stock Certificate	Incorporated by reference*

11	Computation of loss per share	Notes to financial statements

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

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

**** Incorporated by reference from the Company’s Form 10-QSB, for the quarter ended March 31, 2006, filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merilus, Inc.

(Registrant)

Dated: May 15, 2008	By: /s/ Alex Demitriev
Alex Demitriev
Chief Executive Officer
Chief Financial Officer
Director