Form 10-Q
period 2008-06-30
Merilus, Inc.
filed 2008-08-19
CIK 1100734

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
1,286,692 shares of $0.001 par value common stock on August 15, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Merilus, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2008

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

Merilus, Inc.
(a development stage enterprise)

Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current Assets:
Cash in bank	$426	$1,124

Total Assets	$426	$1,124

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$28,712	$29,568
Payable to related party	11,209	31,799
Total Liabilities	39,921	61,367

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,286,692 and 686,692 shares issued and
outstanding at June 30, 2008 and December 31, 2007,
respectively	1,286	686
Paid-in capital	3,299,979	3,270,579
Deficit accumulated during the development stage	(3,340,760)	(3,331,508)
Total Stockholders' Deficit	(39,495)	(60,243)

Total Liabilities and Stockholders' Deficit	$426	$1,124

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
(a development stage enterprise)

Unaudited Statements of Operations

					From the Date
					of Inception
	For the Three Months		For the Six Months		(May 7, 1985)
	Ended June 30,		Ended June 30,		through
	2008	2007	2008	2007	June 30, 2008

Revenue	$0	$0	$0	$0	$0

Expenses:
General and administrative	4,709	6,598	7,562	11,196	157,023
Conversion feature of
note payable	-	-	-	-	57,387
Loss on investment	-	-	-	-	3,121,853
Interest expense	355	345	1,690	700	4,497
Total Expense	5,064	6,943	9,252	11,896	3,340,760

Net Loss	$(5,064)	$(6,943)	$(9,252)	$(11,896)	$(3,340,760)

Net loss per share
of common stock	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number
of common shares outstanding	1,286,692	589,462	939,324	589,462

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
(a development stage enterprise)

Unaudited Statements of Cash Flows

			From the date
			of inception
	For the Six Months		(May 7, 1985)
	Ended June 30,		through
	2008	2007	June 30, 2008
Operating Activities:
Net loss from operations	$(9,252)	$(11,896)	$(3,340,760)
Stock issued for services	-		38,375
Conversion of interest payable
to common stock	1,319	-	4,120
Effect of convertible note
payable to stockholder	-	-	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	(857)	2,852	28,712
Payable to related party	4,092	692	364
Loss on investments	-	-	3,121,853
Net cash used for operating
activities	(4,698)	(8,352)	(89,949)

Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Net cash used for investing
activities	-	-	(3,130,128)

Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	4,000	9,500	36,725
Donation of capital	-	-	8,650
Net cash provided from
financing activities	4,000	9,500	3,220,503

Net increase (decrease) in cash	(698)	1,148	426
Net cash position at start of period	1,124	444	-
Net cash position at end of period	$426	$1,592	$426

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$30,000	$-	$30,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
(a development stage enterprise)

Notes to Unaudited Financial Statements
June 30, 2008

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Merilus, Inc.
(a development stage enterprise)

Notes to Financial Statements (continued)
June 30, 2008

Note 2: Summary of Significant Accounting Policies (continued)

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

New accounting pronouncements – In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

Note 3: Related Party Transactions

Commencing in December 2005, the Company received unsecured cash advances from a stockholder. The Company subsequently signed an unsecured promissory note bearing interest at 6% per annum and convertible into shares of the Company’s common stock. On November 5, 2007, the Company entered into a new unsecured convertible note and letter of credit with this stockholder in an amount of up to $30,000, bearing interest at 18% per annum. This note became due on December 31, 2007 and was convertible below the Company’s existing market price for its common stock. The negotiation of this note was not at arm’s length inasmuch as the Company is dependent on the continuing funding of its planned operations by this stockholder. Consequently, the Company recognized an expense of $57,387 at the time that this note was issued relating to the beneficial conversion feature. At December 31, 2007 a total of $31,494 was due to this stockholder ($28,694 principal and $2,800 interest). On March 28, 2008, this note was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share, which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company entered into a non-convertible unsecured note payable with this stockholder in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, and subsequently extended to December 31, 2008, which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable. In addition, an additional amount of $4,000 was loaned to the Company by this stockholder in June 2008.

Merilus, Inc.
(a development stage enterprise)

Notes to Financial Statements (continued)
June 30, 2008

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six  month periods ended June 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a stockholder and has issued shares of its common stock to its former  president for services rendered. The Company may also issue shares of its common stock to raise equity capital. A stockholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

A major stockholder of the Company has provided funds to keep the Company operating, cover costs associated with bringing the Company current on its reporting obligations and funding ongoing expenses.  The stockholder had agreed to fund up to $30,000.  On March 28, 2008, the stockholder agreed to convert the debt into 600,000 shares of common stock of the Company. On March 31, 2008, this same stockholder entered into a non-convertible unsecured note payable in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, and subsequently extended to December 31, 2008,  which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable.

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director.  During January of 2006 Mr. Nestripke received 37,500 post split shares of the Company’s common stock valued at $0.003, the prevailing market price during the period, for services rendered, valued at  $2,250 On December 7, 2006, Mr. Nestripke resigned  and Alex Demitriev was appointed in his place.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2008, the Company has debts of $39,921 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had a negative $39,495 in working capital with assets of $426 and liabilities of $39,921.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2008, the Company had a net loss of $5,064 and $9,252 respectively, compared to a loss for the three and six months ended June 30, 2007, of $6,943 and $11,896. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three and six months ended June 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008.  Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2008.  A stockholder of the Company did convert a note into 600,000 shares during the quarter ended March 31, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

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

Merilus, Inc.
(Registrant)

Dated: August 18, 2008                                                                                                By: /s/ Alex Demitriev
     Alex Demitriev
     Chief Executive Officer
     Chief Financial Officer
     Director