Form 10-Q
period 2008-09-30
Merilus, Inc.
filed 2008-11-13
CIK 1100734

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-28475

Merilus, Inc.
(Exact name of registrant as specificed in its charter)

Nevada	87-0635270
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

44 West Broadway, #1805, Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

(801) 949-1020
(Registrant's telephone number, including area code)

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.
1,486,692 shares of $0.001 par value common stock on November 10, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Merilus, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2008

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	September 30,	December 31,
	2008	2007
Assets:	(unaudited)
Current Assets:
Cash in bank	$83	$1,124

Total Assets	$83	$1,124

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$34,495	$29,568
Related party payable	0	305
Related party note payable	10,845	28,694
Related party interest payable	856	2,800
Total Liabilities	46,196	61,367

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized, 0 shares
issued and outstanding	0	0
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,286,692 and 686,692 shares issued and outstanding at September 30, 2008
and December 31, 2007, respectively	1,286	686
Paid-in capital	3,299,979	3,270,579
Deficit accumulated during the development stage	(3,347,378)	(3,331,508)
Total Stockholders' Deficit	(46,113)	(60,243)

Total Liabilities and Stockholders' Deficit	$83	$1,124

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Unaudited Statements of Operations

					From the Date
					of Inception
					(May 7, 1985)
	For the Three Months		For the Nine Months		through
	Ended September 30,		Ended September 30,		September 30,
	2008	2007	2008	2007	2008
Revenue	$0	$0	$0	$0	$0

Expenses:
General and administrative	6,127	3,598	13,689	13,794	163,150
Conversion feature of note payable	0	0	0	0	57,387
Loss on investment	0	0	0	0	3,121,853
Interest expense	491	426	2,181	1,126	4,988
Total Expense	6,618	4,024	15,870	14,920	3,347,378

Net Loss	$(6,618)	$(4,024)	$(15,870)	$(14,920)	$(3,347,378)

Net loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	1,286,692	598,462	1,070,299	597,386

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Unaudited Statements of Cash Flows

				From the Date
				of Inception
				(May 7, 1985)
	For the Nine Months			through
	Ended September 30,			September 30,
	2008		2007	2008
Operating Activities:
Net loss from operations	$(15,870)		$(14,920)	$(3,347,378)
Stock issued for services	0		0	38,375
Conversion of interest payable to common stock	1,319		0	4,120
Effect of convertible note payable to stockholder	0		0	57,387
Adjustments to reconcile net loss to net cash prosition:
Accounts payable	4,927		2,885	34,495
Payable to related party	4,583		1,119	856
Loss on investments	0		0	3,121,853
Net cash used for operating activities	(5,041)		(10,916)	(90,292)

Investing Activities:
Investment in Merilus Technologies, Inc.	0		0	(3,130,128)
Net cash used for investing activities	0		0	(3,130,128)

Financing Activities:
Proceeds from issuance of common stock	0	#	0	3,175,128
Loans from stockholder	4,000		12,500	36,725
Donation of capital	0		0	8,650
Net cash provided from financing activities	4,000		12,500	3,220,503

Net increase (decrease) in cash	(1,041)		1,584	83
Net cash position at start of period	1,124		444	0
Net cash position at end of period	$83		$2,028	$83

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
Conversion of related party note payable into common stock	$30,000		$0	$30,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
(a development stage enterprise)
Notes to Unaudited Financial Statements
September 30, 2008

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Net loss per share of common stock – The net loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during those same periods. The 600,000 shares issued pursuant to a convertible note entered into during November 2007, were not included in the per share calculations until March 2008, when these shares were issued because the effect would be anti-dilutive.

Income taxes – The Company has no deferred tax assets arising from a temporary difference between loss for financial reporting and for income tax purposes. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

Merilus, Inc.
(a development stage enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2008

Note 3: Going Concern

These unaudited financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenue from operations and is considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a stockholder and will continue to be so dependent until it engages in profitable operations. As described in Note 4, the Company is in default of a note payable to this stockholder. The Company has issued shares of its common stock to satisfy loan obligations and for the payment of accounts payable. The Company has also relied on the services of its Management without receipt of compensation. The Company assumes that these types of arrangements will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

Note 4: Related Party Transactions

During 2007 the Company entered into an unsecured convertible note with a stockholder bearing interest at 18% per annum. This note was convertible below the Company’s existing market price for its common stock and consequently, the Company recognized an expense of $57,387 during 2007 relating to this beneficial conversion feature. At December 31, 2007 a total of $31,494 was due to this stockholder ($28,694 principal and $2,800 interest). During March 2008, $30,000 of principal and accrued interest was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share. During March 2008 the Company also entered into a non-convertible unsecured note payable with this same stockholder in the amount of the unpaid principal of $6,855 bearing interest at 18% per annum. This note was due on May 31, 2008; however, the stockholder has not made demand for payment and has provided an additional amount of $4,000 to the Company.

During October 2008, the Company issued 200,000 shares of common stock in settlement of an account payable to a stockholder who had provided services to the Company since 2007. At December 31, 2007 the Company had recorded a payable in the amount of $7,500 and at September 30, 2008, the Company had recorded a payable in the amount of $10,000.

Note 5: Changes in Stockholders’ Deficit

As a result of the issuance of 600,000 shares of common stock in March 2008 upon the conversion of a note payable in the amount of $30,000 to a related party as described in Note 4, the common stock account was increased by $600 and the paid-in capital account was increased by $29,400.

Note 6: Contingent Liabilities

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

Note 7: Subsequent Event

As described in Note 4, during October 2008, the Company issued 200,000 shares of common stock in settlement of a $10,000 account payable. As a result, the number of common shares issued and outstanding increased to 1,486,692 and the common stock account was increased by $200 and the paid-in capital account was increased by $9,800.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended September 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director.  During January of 2006 Mr. Nestripke received 37,500 post split shares of the Company’s common stock valued at $0.003, the prevailing market price during the period, for services rendered, valued at  $2,250 On December 7, 2006, Mr. Nestripke resigned  and Alex Demitriev was appointed in his place.  Mr. Nestripke has been retained by the Company as an independent contractor to assist in ongoing accounting work.  To compensate Mr. Nestripke for past services, we issued 200,000 shares of our common stock to Mr. Nestripke to settle prior expenses owed Mr. Nestripke.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2008, the Company has debts of $46,196 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had a negative $46,113 in working capital with assets of $83 and liabilities of $46,196.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2008, the Company had a net loss of $6,618 and $15,870 respectively, compared to a loss for the three and nine months ended September 30, 2007, of $4,024 and $14,920. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three and nine months ended September 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, or  labor disputes, which may lead to increased costs or disruption of operations.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2008.  In October, we did issue 200,000 shares to Denny Nestripke to pay him for his prior services.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

ExhibitTable #	Title of Document	Location
3(i)	Articles of Incorporation	Incorporated by reference *
3(i)	Amended Articles of Incorporation	Incorporated by reference **
3(i)	Amended Articles of Incorporation	Incorporated by reference ***
3(ii)	Bylaws	Incorporated by reference *
3(ii)	Revised Bylaws	Incorporated by reference ****
4	Specimen Stock Certificate	Incorporated by reference *
11	Computation of loss per share	Notes to financial statements
31	Rule 13a-14(a)/15d-14a(a) Certification -- CEO & CFO	This filing
32	Section 1350 Certification -- CEO & CFO	This filing

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

Merilus, Inc.
(Registrant)

Date:	November 11, 2008	By:	/s/ Alex Demitriev
Alex Demitriev
Chief Executive Officer
Chief Financial Officer
Director