Form 10-K
period 2008-12-31
Merilus, Inc.
filed 2009-04-14
CIK 1100734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-28475

Merilus, Inc.
(Name of registrant as specified in its charter)

Nevada                                                                                     87-0635270
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

44 West Broadway, #1850, Salt Lake City, Utah                                                             84101
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes [  ]      No   [ X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act   Yes [X ]         No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                                     Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares trade on the OTCBB with $0.11 bid and $0.75 ask.  The bid on March 25, 2009, was $0.11 giving the shares held by non-affiliates a market value of $38,490.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As ofApril 10, 2009, the Registrant had 1,686,692 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

PART I

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

Item 2. Property

The Company does not maintain an administrative office but utilizes the home office  of the Company=s president, Alex Demitriev, for business correspondence. Without current operations, the Company does not believe that it is necessary to have a business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the Pink Sheets. The following high and low bid prices for the Company's Common Stock  are based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in small volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.  The bid and ask price after for the June 2007 quarter forward, reflect post split shares.

Quarter Ended	High Bid	Low Bid
December 2008	$ 0.45	$ 0.13
September 2008	$ 0.45	$ 0.15
June 2008	$ 1.00	$ 0.15
March 2008	$ 0.27	$ 0.20

December 2007	$ 0.43	$ 0.26
September 2007	$ 0.55	$ 0.35
June 2007	$ 1.20	$ 0.20
March 2007	$ 0.01	$ 0.001

December 2006	$ 0.01	$ 0.001
September 2006	$ 0.01	$ 0.001
June 2006	$ 0.01	$ 0.001
March 2006	$ 0.01	$ 0.001

The prices above are based on very limited volume and wide spreads between the bid and ask prices.  Additionally, the Company completed a 1 for 20 reverse split  effective in June 2007 and quotes for  June 2007 forward reflect such reverse split.  Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.

Holders – At March 25, 2009, the Company had approximately 950 stockholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2008 or 2007.  We had a net loss of $19,877 for the year ended December 31, 2008.  At December 31, 2008, we had cash and cash equivalents of $964 and a negative working capital of $40,120.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA: The amounts don’t line up with the last line of the description.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$ -	$ -
General and Administrative Expenses	17,118	26,886
Net Loss	19,877	86,364
Basic Loss per Share	0.00	0.13
Diluted Loss per Share	0.01	0.07
Weighted Average Number of Shares Outstanding	1,787,238	656,475
Weighted Average Number of Fully Diluted Shares Outstanding	1,331,501	1,256,475
BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$ 964	$ 1,124
Total Assets	964	1,124
Total Current Liabilities	41,084	61,367
Working Capital	(40,120)	(60,243)
Stockholders’ Equity (Deficit)	(40,120)	(60,243)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

a) Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a stockholder and has issued stocks of its common stock to its president for services rendered. The Company may also issue stocks of its common stock to raise equity capital. A stockholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this stockholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this stockholder will continue to provide such financial resources to the Company as needed during the next twelve months.

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

A major stockholder of the Company has provided funds to keep the Company operating, cover costs associated with bringing the Company current on its reporting obligations and fund ongoing expenses.  The stockholder had agreed to fund up to $30,000.  On March 28, 2008, the stockholder agreed to convert the debt into 600,000 sharess of common stock of the Company. On March 31, 2008, this same stockholder entered into a non-convertible unsecured note payable in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008. Subsequently, this stockholder has provided additional capital to the Company which, at December 31, 2008, totaled $14,845 and accrued interest amounted to $1,433. This stockholder has entered into a verbal agreement with the Company to provide additional capital as may be needed to fund the Company’s operations as discussed herein at a rate of 18% per annum. Furthermore, this stockholder has agreed not to make demand for immediate payment on the Company for payment of this note.

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director.  During January of 2006 Mr. Nestripke received 37,500 post split shares of the Company’s common stock valued at $0.003, the prevailing market price during the period, for services rendered, valued at  $2,250.  On December 7, 2006, Mr. Nestripke resigned  and Alex Demitriev was appointed in his place.  In April 2009, Mr. Demitriev received 200,000 shares for his services as director and sole officer of the Company.These shares were valued at the prevailing bid price of the Company’s common stock as reflected on the OTCBB of $0.11 or a total of $22,000.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements and anticipates that its cash position by the end of the first quarter of 2009 will be minimal. On December 31, 2008, the Company’s obligations exceeded its cash position by $40,120 and the company may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the home office of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs.

Liquidity and Capital Resources

As of December 31, 2008, the Company had a negative $40,120 in working capital with assets of $964 and liabilities of $41,084.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its stocks of common stock or through a loan from its officer, stockholders or others. The Company has  ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the years ended December 31, 2008 and 2007, the Company had a net loss of $19,877 and $86,364, respectively.  The Company anticipates losses to remain at the 2008  level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2008 and 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements are presented immediately following the signature page to this Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A(T). Controls and Procedures

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

Our management, which consists of one officer, with the participation of the outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm, in addition to our auditors, helps mitigate this potential weakness.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name                                           Age           Position                                                      Director or Officer Since
Alex Demitriev                            43              President, Secretary, Treasurer,
        Director                                                      2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Mr. Demitriev has been self employed over the last five years owning a part interest in an art gallery in Park City, Utah as well as engaging in the importation of art, primarily from Russia.  Mr. Demitriev also is an investor in real estate projects in Utah and several foreign countries.  At the present time, Mr. Demitriev has not entered into any employment or other compensation arrangements with Merilus, Inc. and will serve on a part-time, as needed basis. During 2009 Mr. Demitriev received 200,000 shares of the Company’s common stock valued at the Company’s prevailing bid price as reflected on the OTCBB of $0.11 or $22,000.  Mr. Demitriev is not an officer or director in any other companies that file reports with the SEC.  Mr. Demitriev is 43 years old and has had no prior relationship with Merilus, Inc.

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

Compliance With Section 16(A) Of The Exchange Act

The Company is not aware of any late reports filed by officers, directors and ten percent stockholders.

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2008, the end of the Company's last completed fiscal year):

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Alex Demitriev	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Denny Nestripke	2007 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation  was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2008, 2007, and 2006.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as ofApril 10, 2009, the name and the number of sharess of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,686,692 issued and outstanding shares of the Company's common stock, and the name and stockholdings of each director and of all officers and directors as a group.

Amount and Nature of
Title of Class         Name of Beneficial Owner                  Beneficial Ownership (1)                  Percent of Class
Common                Micvic, LLC                                                      336,780                                              19.97%
4764 South 900 East
Salt Lake City, UT
Common                Michelle Turpin                                                936,780                                              55.54%
4764 South 900 East
Salt Lake City, UT
Common                Denny Nestripke                                               236,500                                              14.02%
PO Box 581072
Salt Lake City, UT 84158

Name of Officer, Director               Amount and Nature of
Title of Class         and Nominee                                    Beneficial Ownership (1)              Percent of Class
Common                 Alex Demitriev                                         200,000                                            11.86%
Common                 All Officers and Directors
  as a Group                                              200,000                                             11.86%

(1) All shares are owned directly, beneficially and of record; and each stockholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Ms. Turpin owns 600,000 and through her management and ownership of Micvic, LLC is beneficially deemed to own the 336,780 shares held by Micvic, LLC.  The owners of Micvic, LLC are Michelle Turpin and Victor Schwarz.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

A stockholder, Michelle Turpin, of the Company paid, on behalf of the Company, and advanced other costs through a series of promissory notes.  In 2007, the Company consolidated the promissory notes into one note with a credit line up to $30,000 which was convertible into up to 600,000 stocks of common stock.  In 2008, after the Company had borrowed the entire $30,000 under the line of credit, the stockholder converted the promissory note into the 600,000 stocks of common stock.

Denny W. Nestripke, received 37,500 stocks of the Company’s common stock valued at $0.06 (the prevailing market price during the period of his service), for services rendered through the filing of this report. The services provided by Mr. Nestripke were largely related to the preparation of financial statements, the preparation and review of filings being made with the United States Securities and Exchange Commission, other regulatory filings (such as tax returns), and the performance of other duties associated with the Company's plan of operations (see Item 6 of this report).

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are8,075for 2008, $4,950 for 2007 and $2,375 for 2006.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0for 2008, $1,500 for 2007 and $2,425 for 2006.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     0for 2008, $0 for 2007 and $0 for 2006.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2008, $0 for 2007 and $0 for 2006.

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits

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

Report of Independent Registered Public Accounting Firm           F-1
Balance Sheet                                                                                         F-2
Statements of Operations                                                                     F-3
Statements of Stockholders= (Deficit)                                                 F-4
Statements of Cash Flows                                                                    F-7
Notes to Financial Statements                                                             F-8-10

Financial Statement Schedules – There are no financial statement schedules are included as part of this report

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
Section 1350, as adopted pursuant to
Section 302 of Sarbanes-Oxley Act of 2002                                            This Filing

32.01                      32                      CEO and CFO Certification pursuant to Section 906                                    This Filing

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Merilus, Inc.

By: /s/ Alex Demitriev
Alex Demitriev, Principal Executive and Financial Officer

Date: April 10, 2009

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alex Demitriev
Alex Demitriev, Principal Executive and Financial Officer

Date: April 10, 2009

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Merilus, Inc.

We have audited the accompanying  balance sheets of Merilus, Inc. ( a Nevada development stage company) as of December 31, 2008 and 2007, and the related  statements of operations,  stockholders’  (deficit), and cash flows for the  years ended December 31, 2008 and 2007, and for the period of May 7, 1985 (date of inception)  through  December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                    In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of  December 31, 2008 and 2007, and the results of its operations, and its cash flows for the  years ended December 31, 2008 and 2007, and for the period of May 7, 1985 (date of inception)  through  December 31, 2008,  in conformity with accounting principles generally accepted in the
                                                            United States of America.

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

/s/  Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
                    April 10, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Stock Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	December 31,
	2008	2007
Assets:
Current Assets:
Cash in bank	$964	$1,124

Total Assets	$964	$1,124

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$24,806	$29,568
Related party payable	-	305
Related party note payable	14,845	28,694
Related party interest payable	1,433	2,800
Total Liabilities	41,084	61,367

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,486,692 and 686,692 shares issued and
outstanding at December 31, 2008 and 2007, respectively	1,486	686
Paid in capital	3,309,779	3,270,579
Deficit accumulated during the development stage	(3,351,385)	(3,331,508)
Total Stockholders' Deficit	(40,120)	(60,243)

Total Liabilities and Stockholders' Deficit	$964	$1,124

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations
			From the date
			of inception
			(May 7, 1985)
	For the Years Ended December 31,		through
	2008	2007	December 31, 2008

Revenue	$-	$-	$-

Expenses:
General and administrative	17,118	26,886	166,579
Conversion feature of note payable	-	57,387	57,387
Loss on investment	-	-	3,121,853
Interest expense	2,759	2,091	5,566
Total Expense	19,877	86,364	3,351,385

Net Loss	$(19,877)	$(86,364)	$(3,351,385)

Net loss per stock
of common stock	$(0.02)	$(0.13)

Net loss per fully diluted stock
of common stock	$(0.01)	$(0.07)

Weighted average number
of common stocks outstanding	1,187,238	656,475

Weighted average number of fully
diluted common stocks outstanding	1,331,501	1,256,475

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Stockholders' (Deficit)
From the date of inception (May 7, 1985) through December 31, 2008
						Deficit
						Accumulated
						During the
	Preferred		Common		Paid in	Development
	Stocks	Amount	Stocks	Amount	Capital	Stage
Balance, May 7, 1985 - date of inception	-	$ -	-	$ -	$ -	$ -
Common Stock issued for cash through
December 1991 ($0.12 / stock)	-	-	187,500	188	22,312	-
Common Stock issued for cash through
December 1992 ($0.10 / stock)	-	-	50,000	50	4,950	-
Common Stock issued for cash through
December 1999 ($0.18 / stock)	-	-	100,000	100	17,400	-
Net Operating Loss from the date of inception
through December 31, 1999	-	-	-	-	-	(45,500)
Balance, December 31, 1999	-	-	337,500	338	44,662	(45,500)
Issuance and exercise of warrants for the
purchase of common stock, November 2000
($20.00 / stock)	-	-	100,000	100	1,999,900	-
Issuance of preferred stock in trust in
contemplation of acquiring stocks of Merilus
Technologies, Inc., December 2000	1	1	-	-	(1)	-
Net operating loss for the year	-	-	-	-	-	(7,775)
Balance, December 31, 2000	1	1	437,500	438	2,044,561	(53,275)
Stocks of common stock issued for cash,
June 2001 ($20.00 / stock)	-	-	30,000	30	599,970	-
Stocks of common stock issued for cash,
November 2001 ($17.00 / stock)	-	-	9,125	9	155,119	-
Stocks of common stock issued for legal services,
November 2001 ($17.00 / stock)	-	-	1,750	2	29,748	-
Stocks of common stock issued for cash,
December 2001 ($10.00 / stock)	-	-	37,500	38	374,962	-
Issuance of stocks of common stock pursuant to
an exchange agreement, December 2001
($0.02 / stock)	-	-	41,415	41	(41)	-
Issuance of stocks of common stock for services,
December 2001 ($5.10 / stock)	-	-	1,250	1	6,374	-
Termination of trust agreement	(1)	(1)	-	-	1	-
Net operating loss for the year	-	-	-	-	-	(3,157,978)
Balance, December 31, 2001	-	-	558,540	559	3,210,694	(3,211,253)
Net operating loss for the years 2002, 2003	-	-	-	-	-	-
and 2004	-	-	-	-	-	(2,723)
Balance, December 31, 2004	-	-	558,540	559	3,210,694	(3,213,976)
Payment of accounts payable by stockholder	-	-	-	-	375	-
Net operating loss for the year	-	-	-	-	-	(7,803)
Balance, December 31, 2005	-	-	558,540	559	3,211,069	(3,221,779)
Issuance of stocks of common stock for services,
February 2006, ($0.06 / stock)	-	-	37,500	37	2,213	-
Net operating loss for the year	-	-	-	-	-	(23,365)
Balance, December 31, 2006	-	-	596,040	596	3,213,282	(3,245,144)
Issuance of stocks resulting from a 1 for 20
reverse split whereby stockholders owning
100 stocks or more would not be diluted below
100 stocks, May 2007	-	-	90,652	90	(90)	-
Effect of convertible note payable to stockholder					57,387
Net operating loss for the year	-	-	-	-	-	(86,364)
Balance, December 31, 2007	-	-	686,692	686	3,270,579	(3,331,508)
Issuance of stocks of common stock for note and
accrued interest, March 2008, ($0.05 / stock)	-	-	600,000	600	29,400	-
Issuance of stocks of common stock for accounts
payable, October 2008, ($0.05 / stock)	-	-	200,000	200	9,800	-
Net operating loss for the year	-	-	-	-	-	(19,877)
Balance, December 31, 2008	-	$ -	1,486,692	$ 1,486	$ 3,309,779	$ (3,351,385)
The accompanying notes are an integral part of these financial statements.

F - 4, 5, & 6

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows
			From the date
			of inception
			(May 7, 1985)
	For the Year Ended December 31,		through
	2008	2007	December 31, 2008
Operating Activities:
Net loss from operations	$(19,877)	$(86,364)	$(3,351,385)
Stock issued for services	-	-	38,375
Effect of convertible note
payable to stockholder	-	57,387	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	(2,262)	14,467	24,806
Payable to related party	9,979	2,390	15,584
Loss on investments	-	-	3,121,853
Net cash used for operating
activities	(12,160)	(12,120)	(93,380)

Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Net cash used for investing
activities	-	-	(3,130,128)

Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	12,000	12,800	40,694
Donation of capital	-	-	8,650
Net cash provided from
financing activities	12,000	12,800	3,224,472

Net increase (decrease) in cash	(160)	680	964
Net cash position at start of period	1,124	444	-
Net cash position at end of period	$964	$1,124	$964

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$30,000	$-	$30,000
Conversion of accounts payable
into common stock	$10,000	$-	$30,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
(a development stage enterprise)
Notes to Financial Statements
December 31, 2008

Note 1 – Organization and Summary of Significant Accounting Policies

Development stage enterprise – Merilus, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 7, 1985. During the year 2000 the Company entered into a reorganization agreement (“Agreement”) with the intent to acquire all of the issued and outstanding shares of a development stage enterprise, Merilus Technologies, Inc. (“MTI”), a British Columbia corporation. This transaction was not consummated as contemplated and in 2003 MTI filed for bankruptcy. Since its inception the Company has not been engaged in profitable operations and is considered a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company’s current business plan is to acquire an operating entity through a reverse acquisition.

Basis of presentation – During 1999 the Company forward split its outstanding shares of common stock on a basis of 200 for 1 and during the year 2000 the Company again forward split its common stock on a basis of 10 for 1. During May 2007 the Company reverse split its common stock on a basis of 1 for 20 with the provision that no stockholder shall receive less than 100 shares. As a result, 90,652 shares of post split common stock were issued to existing stockholders. The accompanying financial statements retroactively reflect the effects of the forward and reverse splits of the Company’s common stock.

Going Concern -- These financial statements have been prepared in contemplation of the Company continuing as a going concern. The Company has not generated any revenue from operations in each of the last two fiscal years and has not, since its inception, undertaken any profitable operations. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a stockholder. On March 28, 2008, the Company issued 600,000 shares of its common stock in payment of $30,000 of principal and accrued interest. The Company continues to be obligated to this stockholder in the amount of $16,278 as of December 31, 2008 and assumes that an ongoing loan arrangement will continue into the future; however, no assurance thereof can be given. Furthermore, the Company is dependent on the services of its sole officer and director without compensation. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

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

Net loss per share of common stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The net loss per fully diluted share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the 600,000 shares of common stock that are issued upon the conversion of a convertible note payable in March 2008. The issuance of these shares of common stock has an anti-dilutive effect on the net loss per share of common stock.

Income taxes –The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company has a net operating loss carry forward at December 31, 2008, of approximately $193,000 that expires if unused through various years until 2028. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Merilus, Inc.
(a development stage enterprise)
Notes to Financial Statements (continued)
December 31, 2008

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007 and 2008.

Note 2 – Capital Stock

Preferred stock – One share of preferred stock was authorized and issued in conjunction with the Agreement. Pursuant to the terms of the Agreement, the preferred share represented 3,767,500 shares of the Company’s common stock (“Exchangeable Shares”) to be issued upon surrender of MTI common stock by the MTI stockholders. By the end of 2001, MTI stockholders had surrendered sufficient MTI common stock to allow the Company to issue 828,300 shares of its common stock, which represented approximately 22% of the Exchangeable Shares. At December 31, 2008, the preferred share remains authorized but is not outstanding.

Common stock – During May 2007, stockholders of the Company authorized a 1 for 20 reverse split of the Company’s outstanding common stock with the provision that no stockholder shall receive less than 100 shares. As a result, 90,652 shares of post split common stock were issued to existing stockholders, which represented an increase of 15.2% in the total number of common shares outstanding. These shares of common stock were valued at par value because the Company received no consideration from the issuance thereof. The total number of authorized shares of common stock and the par value of the common stock did not change.

Note 3 – Related Party Transactions

The Company entered into an unsecured convertible promissory note bearing interest at 6% per annum with a stockholder. On November 5, 2007, the Company renegotiated the terms and entered into a new unsecured convertible note and letter of credit (“Convertible Note”) with this stockholder in an amount of up to $30,000, bearing interest at 18% per annum. The negotiation of the Convertible Note was not at arm’s length and the Company recognized an expense of $57,387 at the time that this note was issued relating to the beneficial conversion feature, which allowed the holder to convert the principal sum and accrued interest into shares of common stock. On March 28, 2008, the Convertible Note was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share, which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company entered into an unsecured note payable (“Unsecured Note”) with this stockholder that contained no conversion provision, in the amount of $6,855 bearing interest at 18% per annum with a due date of May 31, 2008. Subsequently, additional cash was provided to the Company by the stockholder and at December 31, 2008, the Unsecured Note remains unpaid and a total of $14,845 in principal and $1,433 in accrued interest is due the stockholder.

On October 10, 2008, a $10,000 account payable to a former officer and director, and stockholder of the Company was satisfied by the issuance of 200,000 shares of the Company’s common stock ($0.05 per share). At the same time, this individual entered into an engagement letter with the Company to provide accounting and record keeping services.

In April 2009, the Company issued 200,000 shares of common stock to its sole officer and director for services rendered. These shares were valued at the prevailing bid price for the Company’s common stock as reflected on the OTCBB of $0.11, or a total of $22,000.

Merilus, Inc.
(a development stage enterprise)
Notes to Financial Statements (continued)
December 31, 2008

Note 4 – Contingent Liabilities

To the extent that the Company was a party to any financial transactions that were not discharged through MTI’s bankruptcy proceedings, including the obligations associated with the issuance of the one stock of preferred stock, or that may not have been listed as part of MTI’s bankruptcy, the Company may have contingent liabilities. To the best of management's knowledge and belief the accompanying financial statements accurately reflect the financial position of the Company as of the dates presented and no contingent liabilities exist.

Note 5 – Subsequent Events

In March 2009, the Company issued 200,000 shares of common stock to its sole officer and director for services rendered. These shares were valued at the prevailing bid price for the Company’s common stock as reflected on the OTCBB of $0.11, or a total of $22,000.