Form 10-Q
period 2009-03-31
Merilus, Inc.
filed 2009-05-20
CIK 1100734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.
Yes [  ]  No  [  ]

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
1,686,692 shares of $0.001 par value common stock on May 18, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Merilus, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets:
Current Assets:
Cash in bank	$ 1,955	$ 964

Total Assets	$ 1,955	$ 964

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 25,733	$ 24,806
Related party note payable	18,845	14,845
Related party interest payable	2,203	1,433
Total Liabilities	46,781	41,084

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,486,692 shares issued and outstanding	1,486	1,486
Paid-in capital	3,309,779	3,309,779
Deficit accumulated during the development stage	(3,356,091)	(3,351,385)
Total Stockholders' Deficit	(44,826)	(40,120)

Total Liabilities and Stockholders' Deficit	$ 1,955	$ 964

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Unaudited Statements of Operations
			From the Date
			of Inception
	For the Three Months		(May 7, 1985)
	Ended March 31,		through
	2009	2008	March 31, 2009

Revenue	$ -	$ -	$ -

Operating Expenses:
General and administrative	3,935	2,853	170,515
Conversion feature of note payable	-	-	57,387
Loss on investment	-	-	3,121,853
Total Operating Expenses	3,935	2,853	3,349,755

Other Expense:
Interest expense	770	1,335	6,336
Total Other Expense	770	1,335	6,336

Net Loss	$ (4,705)	$ (4,188)	$ (3,356,091)

Net loss per share
of common stock	$ (0.00)	$ (0.01)

Weighted average number
of common shares outstanding	1,486,692	706,472

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Unaudited Statements of Cash Flows
				From the date
				of inception
	For the Three Months			(May 7, 1985)
	Ended March 31,			through
	2009		2008	March 31, 2009

Operating Activities:
Net loss from operations	$ (4,705)		$ (4,188)	$ (3,356,091)
Stock issued for services	-		-	38,375
Effect of convertible note
payable to stockholder	-		-	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	927		(1,187)	25,733
Related party note payable
Related party note payable	769		(295)	21,084
Loss on investments	-		-	3,121,853
Net cash used for operating activities	(3,009)		(5,670)	(91,659)

Investing Activities:
Investment in Merilus Technologies, Inc.	-		-	(3,130,128)
Net cash used for investing activities	-		-	(3,130,128)

Financing Activities:
Proceeds from issuance of common stock	-	#	-	3,175,128
Loans from stockholder	4,000		4,031	44,694
Donation of capital	-		-	8,650
Net cash provided from financing activites	4,000		4,031	3,228,472

Net increase (decrease) in cash	991		(1,639)	6,685
Net cash position at start of period	964		1,124	-
Net cash position at end of period	$ 1,955		$ (515)	$ 6,685

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$ -		$ 30,000	$ 30,000
Conversion of accounts payablle into
common stock	$ -		$ -	$ 10,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
(a development stage enterprise)
Notes to Unaudited Financial Statements
March 31, 2009

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2008.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These unaudited financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenue from operations and is considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a stockholder and will continue to be so dependent until it engages in profitable operations. As described in Note 4, the Company is in default of a note payable to this stockholder. The Company has issued shares of its common stock to satisfy loan obligations and for the payment of accounts payable. The Company has also relied on the services of its Management without receipt of monetary compensation; however, shares of common stock were issued to Management on a one-time basis (See Note 5 – Subsequent Events). The Company assumes that management will continue to provide services and shareholders will provide financial support during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

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

Net loss per share of common stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The net loss per fully diluted share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding.

Income taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company has a net operating loss carry forward at March 31, 2009, of approximately $198,000 that expires if unused through various years until 2029. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

Note 3 – Preferred Stock

One share of preferred stock was authorized and issued in conjunction with the Agreement. Pursuant to the terms of the Agreement, the preferred share represented 3,767,500 shares of the Company’s common stock (“Exchangeable Shares”) to be issued upon surrender of MTI common stock by the MTI stockholders. By the end of 2001, MTI stockholders had surrendered sufficient MTI common stock to allow the Company to issue 828,300 shares of its common stock, which represented approximately 22% of the Exchangeable Shares. At March 31, 2008, the preferred share remains authorized but is not outstanding.

Note 4: Related Party Transactions

During March 2008, $30,000 of principal and accrued interest on a note payable to a stockholder of the Company was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share. During March 2008 the Company also entered into a non-convertible unsecured note payable with this same stockholder in the amount of the unpaid principal of $6,855, bearing interest at 18% per annum. This note was due on May 31, 2008; however, the stockholder has not made demand for payment. Subsequently, additional cash was provided to the Company by the stockholder and at March 31, 2009, this note remains unpaid and a total of $18,845 in principal and $2,203 in accrued interest is due the stockholder.

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

Note 6: Subsequent Event

As described in Note 4, In April 2009, the Company issued 200,000 shares of common stock to its sole officer and director for services rendered. These shares were valued at the prevailing bid price for the Company’s common stock as reflected on the OTCBB of $0.11, or a total of $22,000.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2009 and 2008, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

A major stockholder of the Company has provided funds to keep the Company operating, cover cost associated with bringing the Company current on its reporting obligations and funding ongoing expenses.  The stockholder had agreed to fund up to $30,000.  On March 28, 2008, the stockholder agreed to convert the debt into 600,000 shares of common stock of the Company. On March 31, 2009, this same stockholder entered into a non-convertible unsecured note payable in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable.

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director.  During January of 2006 Mr. Nestripke received 37,500 post split shares of the Company’s common stock valued at $0.003, the prevailing market price during the period, for services rendered, valued at  $2,250 On December 7, 2006, Mr. Nestripke resigned  and Alex Demitriev was appointed in his place.  In April 2009, Mr. Demitriev was issued 200,000 shares of common stock for his services to the Company.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2009, the Company has debts of $46,781 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had a negative $44,826 in working capital with assets of $1,955and liabilities of $46,781.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2009, the Company had a net loss of $4,706, compared to a loss for the three months ended March 31, 2008, of $4,188. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2009.  We did issue 200,000 shares of common stock to our president, Alex Demitriev for his services to the Company in April 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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

Merilus, Inc.,
(Registrant)

Dated: May 20, 2009                                                                                                By: /s/ Alex Demitriev
     Alex Demitriev
     Chief Executive Officer
     Chief Financial Officer
     Director