Form 10-Q
period 2009-06-30
Merilus, Inc.
filed 2009-08-19
CIK 1100734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been fazed into the Interactive Data reporting system.
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
1,686,692 shares of $0.001 par value common stock on August 17, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Merilus, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2009

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Current Assets:
Cash in bank	$ 646	$ 964

Total Assets	$ 646	$ 964

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 28,546	$ 24,806
Related party note payable	18,845	14,845
Related party interest payable	3,049	1,433
Total Current Liabilities	50,440	41,084

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 share issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,686,692 shares and 1,486,692 shares issued
and outstanding at June 30, 2009 and December 31, 2008,
respectively	1,686	1,486
Paid-in capital	3,331,579	3,309,779
Deficit accumulated during the development stage	(3,383,059)	(3,351,385)
Total Stockholders' Deficit	(49,794)	(40,120)

Total Liabilities and Stockholders' Deficit	$ 646	$ 964

The accompanying notes are an integral part of these unaudited financial statements.

Merilus, Inc.
( a development stage enterprise )
Unaudited Statements of Operations
					From the Date
					of Inception
	For the Three Months		For the Six Months		(May 7, 1985)
	Ended June 30,		Ended June 30,		through
	2009	2008	2009	2008	June 30, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses:
General and administrative	4,122	4,709	8,058	7,562	174,638
Management fees	22,000	-	22,000	-	22,000
Conversion feature of note
payable	-	-	-	-	57,387
Loss on investment	-	-	-	-	3,121,853
Total Operating Expenses	26,122	4,709	30,058	7,562	3,375,878

Other Expense:
Interest expense	846	355	1,616	1,690	7,181
Total Other Expense	846	355	1,616	1,690	7,181

Net Loss	$ (26,968)	$ (5,064)	$ (31,674)	$ (9,252)	$ (3,383,059)

Net loss per share
of common stock	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.01)

Weighted average number of
common shares outstanding	1,666,912	1,286,692	1,577,300	939,324

The accompanying notes are an integral part of these unaudited financial statements.

Merilus, Inc.
( a development stage enterprise )
Unaudited Statements of Cash Flows
				From the date
				of inception
	For the Six Months			(May 7, 1985)
	Ended June 30,			through
	2009		2008	June 30, 2009

Operating Activities:
Net loss from operations	$ (31,674)		$ (9,252)	$ (3,383,059)
Stock issued for services	22,000		-	60,375
Effect of convertible note
payable to stockholder	-		-	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	3,740		(857)	28,547
Related party note payable	-		-	14,150
Related party interest payable	1,616		1,411	3,049
Loss on investments	-		-	3,121,853
Net cash used for operating activities	(4,318)		(8,698)	(97,698)

Investing Activities:
Investment in Merilus Technologies, Inc.	-		-	(3,130,128)
Net cash used for investing activities	-		-	(3,130,128)

Financing Activities:
Proceeds from issuance of common stock	-	#	-	3,175,128
Related party note payable	4,000		8,000	44,694
Donation of capital	-		-	8,650
Net cash provided from financing activities	4,000		8,000	3,228,472

Net increase (decrease) in cash	(318)		(698)	646
Net cash position at start of period	964		1,124	-
Net cash position at end of period	$ 646		$ 426	$ 646

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$ -		$ 30,000	$ 30,000
Conversion of accounts payable into
common stock	$ -		$ -	$ 10,000

The accompanying notes are an integral part of these unaudited financial statements.

Merilus, Inc.
(a development stage enterprise)
Notes to Unaudited Financial Statements
June 30, 2009

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These unaudited financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not had revenue from operations and is considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a stockholder and will continue to be so dependent until it engages in profitable operations. As described in Note 4, the Company is in default of a note payable to this stockholder. The Company has issued shares of its common stock to satisfy loan obligations and for the payment of accounts payable. The Company has also relied on the services of its Management without receipt of monetary compensation; however, shares of common stock were issued to Management on a one-time basis (See Note 4 – Related Party Transactions). The Company does not anticipate the issuance of additional shares of common stock to Management in the future; however, no assurance thereof can be given. The Company also assumes that capital for operations will be available from stockholders or others during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

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

Merilus, Inc.
(a development stage enterprise)
Notes to Unaudited Financial Statements continued
June 30, 2009

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2009, the Company has a net operating loss carry forward of approximately $225,000 that expires if unused through 2029. A deferred tax asset in the amount of $33,750 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $4,800 and $1,388 for the six months ended June 30, 2009 and 2008, respectively. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or December 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Note 3 – Preferred Stock

One share of preferred stock was authorized and issued in conjunction with the Agreement. Pursuant to the terms of the Agreement, the preferred share represented 3,767,500 shares of the Company’s common stock (“Exchangeable Shares”) to be issued upon surrender of MTI common stock by the MTI stockholders. By the end of 2001, MTI stockholders had surrendered sufficient MTI common stock to allow the Company to issue 828,300 shares of its common stock, which represented approximately 22% of the Exchangeable Shares. At June 30, 2009, the preferred share remains authorized but is not outstanding.

Note 4: Related Party Transactions

During March 2008, $30,000 of principal and accrued interest on a note payable to a stockholder of the Company was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share. During March 2008 the Company also entered into a non-convertible unsecured note payable with this same stockholder in the amount of the unpaid principal of $6,855, bearing interest at 18% per annum. This note was due on May 31, 2008; however, the stockholder has not made demand for payment. Subsequently, additional cash was provided to the Company by the stockholder and at June 30, 2009, this note remains unpaid and a total of $18,845 in principal and $3,049 in accrued interest is due the stockholder.

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

Merilus, Inc.
(a development stage enterprise)
Notes to Unaudited Financial Statements continued
June 30, 2009

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

Note 6: Subsequent Event

The Company has evaluated subsequent events from the balance sheet date through August 17, 2009, and determined there are no material transactions to disclose.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended June 30, 2009 and 2008, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Plan of Operations

Overview:

Merilus, Inc. (“Company”) was incorporated in Nevada in May 1985 and its initial business endeavors were not successful. During the year 2000 the Company filed a definitive information statement pursuant to Section 14c of the Securities Act of 1934, to disclose that it had entered into a reorganization agreement with the intent to acquire all of the issued and outstanding shares of Merilus Technologies, Inc. ("MTI"), a British Columbia, Canada corporation. The Company had issued warrants for the purchase of 2,000,000 shares of its common stock at an exercise price of $1.00 per share and upon entering into the reorganization agreement, the warrants were exercised and the Company received $2,000,000, which was given to MTI in exchange for notes receivable. Terms of the reorganization agreement included the establishment of a trust into which the Company issued 1 share of preferred stock that represented 3,767,500 “exchangeable shares” of the Company’s common stock. Upon surrender by MTI stockholders of their MTI stock, the Company would issue its common stock to the MTI stockholder. By end of the year 2001, the Company had issued 828,300 shares of its common stock, which represented approximately 22% of the exchangeable shares. MTI filed for bankruptcy protection and was liquidated under the laws of Canada.  There are potentially 146,060 shares which could still be issued under the terms of the agreement with MTI.

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

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director.  During January of 2006 Mr. Nestripke received 37,500 shares of the Company’s common stock valued at $0.003, the prevailing market price during the period, for services rendered, valued at  $2,250 On December 7, 2006, Mr. Nestripke resigned  and Alex Demitriev was appointed in his place.  In 2009, Mr. Demitriev was issued 200,000 shares of common stock for his services to the Company.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2009, the Company has debts of $50,440 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had a negative $49,794 in working capital with assets of $646 and liabilities of $50,440.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2009, the Company had a net loss of $26,968 and 31,674, respectively, compared to a loss for the three and six months ended June 30, 2008, of $5,064 and $9,252, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three and six months ended June 30, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2009.  We did issue 200,000 shares of common stock to our president, Alex Demitriev for his services to the Company in 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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

Merilus, Inc.,
(Registrant)

Dated: August 18, 2009                                                                                                By: /s/ Alex Demitriev
     Alex Demitriev
     Chief Executive Officer
     Chief Financial Officer
     Director