Form 10-K/A
period 2008-12-31
Merilus, Inc.
filed 2009-11-30
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment N0. 1

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 10, 2009, the Registrant had 1,686,692 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Merilus, Inc. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2009 (the “Original Filing”). We are filing this Amendment the certifications. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing. There are no changes to the body of the Form 10K. Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

Quarter Ended	High Bid	Low Bid
December 2008	$0.45	$0.13
September 2008	$0.45	$0.15
June 2008	$1.00	$0.15
March 2008	$0.27	$0.20

December 2007	$0.43	$0.26
September 2007	$0.55	$0.35
June 2007	$1.20	$0.20
March 2007	$0.01	$0.001

December 2006	$0.01	$0.001
September 2006	$0.01	$0.001
June 2006	$0.01	$0.001
March 2006	$0.01	$0.001

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

STATEMENT OF OPERATIONS DATA: The amounts don’t line up with the last line of the description.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$-	$-
General and Administrative Expenses	17,118	26,886
Net Loss	19,877	86,364
Basic Loss per Share	0.00	0.13
Diluted Loss per Share	0.01	0.07
Weighted Average Number of Shares Outstanding	1,787,238	656,475
Weighted Average Number of Fully Diluted Shares Outstanding	1,331,501	1,256,475

BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$964	$1,124
Total Assets	964	1,124
Total Current Liabilities	41,084	61,367
Working Capital	(40,120)	(60,243)
Stockholders’ Equity (Deficit)	(40,120)	(60,243)

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Alex Demitriev	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Denny	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nestripke	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

		Amount and Nature of
Title of Class	Name of Beneficial Owner	Beneficial Ownership (1)	Percent of Class
Common	Micvic, LLC	336,780	19.97%
	4764 South 900 East
	Salt Lake City, UT

Common	Michelle Turpin
	4764 South 900 East
	Salt Lake City, UT	936,780	55.54%

Common	Denny Nestripke	236,500	14.02%
	PO Box 581072
	Salt Lake City, UT 84158

	Name of Officer, Director	Amount and Nature of
Title of Class	and Nominee	Beneficial Ownership (1)	Percent of Class
Common	Alex Demitriev	200,000	11.86%
Common	All Officers and Directors as a Group	200,000	11.86%

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

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits

Financial Statements – the following financial statements are included in this report:

Financial Statement Schedules – There are no financial statement schedules are included as part of this report

Exhibits – The following exhibits are included as part of this report:

Exhibit Number	Reference Number	Title of Document	Location

3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Amended Articles of Incorporation	Incorporated by reference**

3.03	3	Amended Articles of Incorporation	Incorporated by reference***

3.04	3	Bylaws	Incorporated by reference*

4.01	4	Specimen Stock Certificate	Incorporated by reference*

31.01	31	CEO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO and CFO Certification pursuant to Section 906	This Filing

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

Date: November 25, 2009

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alex Demitriev

Alex Demitriev, Principal Executive and Financial Officer

Date: November 25, 2009

Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Russell E. Anderson, CPA Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Merilus, Inc.

We have audited the accompanying balance sheets of Merilus, Inc. (a Nevada development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the years ended December 31, 2008 and 2007, and for the period of May 7, 1985 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Merilus, Inc.
( a development stage enterprise )
Statements of Stockholders' (Deficit)
From the date of inception (May 7, 1985) through December 31, 2008
						Deficit
						Accumulated
						During the
	Preferred		Common		Paid in	Development
	Stocks	Amount	Stocks	Amount	Capital	Stage
Balance, May 7, 1985 - date of inception	-	$-	-	$-	$-	$-
Common Stock issued for cash through
December 1991 ($0.12 / stock)	-	-	187,500	188	22,312	-
Common Stock issued for cash through
December 1992 ($0.10 / stock)	-	-	50,000	50	4,950	-
Common Stock issued for cash through
December 1999 ($0.18 / stock)	-	-	100,000	100	17,400	-
Net Operating Loss from the date of inception
through December 31, 1999	-	-	-	-	-	(45,500)
Balance, December 31, 1999	-	-	337,500	338	44,662	(45,500)
Issuance and exercise of warrants for the
purchase of common stock, November 2000
($20.00 / stock)	-	-	100,000	100	1,999,900	-
Issuance of preferred stock in trust in
contemplation of acquiring stocks of Merilus
Technologies, Inc., December 2000	1	1	-	-	(1)	-
Net operating loss for the year	-	-	-	-	-	(7,775)
Balance, December 31, 2000	1	1	437,500	438	2,044,561	(53,275)
Stocks of common stock issued for cash,
June 2001 ($20.00 / stock)	-	-	30,000	30	599,970	-
Stocks of common stock issued for cash,
November 2001 ($17.00 / stock)	-	-	9,125	9	155,119	-
Stocks of common stock issued for legal services,
November 2001 ($17.00 / stock)	-	-	1,750	2	29,748	-
Stocks of common stock issued for cash,
December 2001 ($10.00 / stock)	-	-	37,500	38	374,962	-
Issuance of stocks of common stock pursuant to
an exchange agreement, December 2001
($0.02 / stock)	-	-	41,415	41	(41)	-
Issuance of stocks of common stock for services,
December 2001 ($5.10 / stock)	-	-	1,250	1	6,374	-
Termination of trust agreement	(1)	(1)	-	-	1	-
Net operating loss for the year	-	-	-	-	-	(3,157,978)
Balance, December 31, 2001	-	-	558,540	559	3,210,694	(3,211,253)
Net operating loss for the years 2002, 2003	-	-	-	-	-	-
and 2004	-	-	-	-	-	(2,723)
Balance, December 31, 2004	-	-	558,540	559	3,210,694	(3,213,976)
Payment of accounts payable by stockholder	-	-	-	-	375	-
Net operating loss for the year	-	-	-	-	-	(7,803)
Balance, December 31, 2005	-	-	558,540	559	3,211,069	(3,221,779)
Issuance of stocks of common stock for services,
February 2006, ($0.06 / stock)	-	-	37,500	37	2,213	-
Net operating loss for the year	-	-	-	-	-	(23,365)
Balance, December 31, 2006	-	-	596,040	596	3,213,282	(3,245,144)
Issuance of stocks resulting from a 1 for 20
reverse split whereby stockholders owning
100 stocks or more would not be diluted below
100 stocks, May 2007	-	-	90,652	90	(90)	-
Effect of convertible note payable to stockholder					57,387
Net operating loss for the year	-	-	-	-	-	(86,364)
Balance, December 31, 2007	-	-	686,692	686	3,270,579	(3,331,508)
Issuance of stocks of common stock for note and
accrued interest, March 2008, ($0.05 / stock)	-	-	600,000	600	29,400	-
Issuance of stocks of common stock for accounts
payable, October 2008, ($0.05 / stock)	-	-	200,000	200	9,800	-
Net operating loss for the year	-	-	-	-	-	(19,877)
Balance, December 31, 2008	-	$-	1,486,692	$1,486	$3,309,779	$(3,351,385)

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