Form 10-K
period 2009-12-31
Merilus, Inc.
filed 2010-04-15
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes [X ]

No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet in the Interactive Data reporting system.

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

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s shares trade on the OTCBB with limited trading.  The bid on June 30, 2009, was $0.13 giving the shares held by non-affiliates a market value of $39,182.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of April 9, 2010, the Registrant had 1,686,692 shares of common stock issued and outstanding.

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

Item 4. (Removed and Reserved)

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

Quarter Ended

High Bid

Low Bid

December 2009

$0.12

$0.05

September 2009

$0.14

$0.11

June 2009

$0.13

$0.11

March 2009

$0.13

$0.12

December 2008

$0.45

$0.13

September 2008

$0.45

$0.15

June 2008

$1.00

$0.15

March 2008

$0.27

$0.20

December 2007

$0.43

$0.26

September 2007

$0.55

$0.35

June 2007

$1.20

$0.20

March 2007

$0.01

$0.001

The prices above are based on very limited volume and wide spreads between the bid and ask prices.  Additionally, the Company completed a 1 for 20 reverse split  effective in June 2007 and quotes for  June 2007 forward reflect such reverse split.  Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.  On April 9, 2010, the bid price was $0.03 per share.  The Company’s shares of common stock have limited trading and the bid and ask price may not be indicative of the actual price a shareholder would receive if they tried to sell their shares.

Holders – At April 9, 2010, the Company had approximately 950 stockholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2009 or 2008.  We had a net loss of $39,035 for the year ended December 31, 2009.  At December 31, 2009, we had cash and cash equivalents of $280 and a negative working capital of $57,155.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$ -	$ -
General and Administrative Expenses	35,488	17,118
Net Loss	39,035	19,877
Basic Loss per Share	(0.02)	(0.02)
Diluted Loss per Share	(0.02)	(0.01)
Weighted Average Number of Shares Outstanding	1,632,445	1,187,238
Weighted Average Number of Fully Diluted Shares Outstanding	1,632,445	1,331,501
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$ 280	$ 964
Total Assets	280	964
Total Current Liabilities	48,635	41,084
Working Capital	(57,155)	(40,120)
Stockholders’ Equity (Deficit)	(57,155)	(40,120)

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

A major stockholder of the Company has provided funds to keep the Company operating, cover costs associated with bringing the Company current on its reporting obligations and fund ongoing expenses.  On March 28, 2008, the stockholder converted part of the debt owed by the Company into 600,000 shares of common stock of the Company. On March 31, 2008, this same stockholder entered into a non-convertible unsecured note payable in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008. Subsequently, this stockholder has provided additional capital to the Company and was owed at December 31, 2009, a totaled $28,130. This stockholder has entered into a verbal agreement with the Company to provide additional funding as may be needed to fund the Company’s operations as discussed herein at a rate of 18% per annum. Furthermore, this stockholder has agreed not to make demand for immediate payment on the Company for payment of this note.

In 2005, Denny W. Nestripke accepted the position of the Company's sole officer and director.  During January of 2006, Mr. Nestripke received 37,500 shares of the Company’s common stock valued at $0.06, the prevailing market price during the period, for services rendered, valued at  $2,250.  On December 7, 2006, Mr. Nestripke resigned and Alex Demitriev was appointed in his place.  In April 2009, Mr. Demitriev received 200,000 shares for his services as director and sole officer of the Company.  These shares were valued at the prevailing bid price of the Company’s common stock as reflected on the OTCBB of $0.11 or a total of $22,000.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements and its cash position is minimal. On December 31, 2009, the Company’s obligations exceeded its cash position by $57,155 and the company may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had a negative $57,155 in working capital with assets of $280 and liabilities of $57,435.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has  ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the years ended December 31, 2009 and 2008, the Company had a net loss of $39,035 and $19,877, respectively.  The Company anticipates losses to remain at the 2009  level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2009 and 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside accountant, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

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

Our management, which consists of one officer, with the participation of the outside accountant, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside accountant which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside accountant helps mitigate this potential weakness.

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

44

President, Secretary, Treasurer,

Director

2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Mr. Demitriev has been self employed over the last five years owning a part interest in an art gallery in Park City, Utah as well as engaging in the importation of art, primarily from Russia.  Mr. Demitriev also is an investor in real estate projects in Utah and several foreign countries.  At the present time, Mr. Demitriev has not entered into any employment or other compensation arrangements with Merilus, Inc. and will serve on a part-time, as needed basis. During 2009 Mr. Demitriev received 200,000 shares of the Company’s common stock valued at the Company’s prevailing bid price as reflected on the OTCBB of $0.11 or $22,000.  Mr. Demitriev is not an officer or director in any other companies that file reports with the SEC.  Mr. Demitriev is 44 years old and has had no prior relationship with Merilus, Inc.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2009, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alex Demitriev, CEO	2009	--	--	$22,000	--	--	--	--	$22,000
Denny Nestripke, CEO	2008	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--

Cash Compensation – No cash compensation  was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2009, 2008, and 2007.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 9, 2010, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,686,692 issued and outstanding shares of the Company's common stock, and the name and stockholdings of each director and of all officers and directors as a group.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

A stockholder, Michelle Turpin, of the Company paid, on behalf of the Company, and advanced other costs through a series of promissory notes.  In 2007, the Company consolidated the promissory notes into one note with a credit line up to $30,000 which was convertible into up to 600,000 shares of common stock.  In 2008, after the Company had borrowed the entire $30,000 under the line of credit, the stockholder converted the promissory note into the 600,000 shares of common stock.  Ms. Turpin has continued to loan the Company funds to pay ongoing expenses.  The loans are at 18% interest.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $7,250 for 2009 and $8,075 for 2008.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0for 2009 and $0 for 2008.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0for 2009 and $0 for 2008.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s

principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2009 and  $0 for 2008.

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits

Financial Statements – the following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements of Operations

F-3

Statements of Stockholders’ Deficit

F-4

Statements of Cash Flows

F-6

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

Date: April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alex Demitriev

       Alex Demitriev, Principal Executive and Financial Officer

Date: April 15, 2010

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Merilus, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Merilus, Inc. (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008, and for the period of May 7, 1985 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008, and for the period of May 7, 1985 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has liquidity problems, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Salt Lake City, Utah
April 15, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	December 31,
	2009	2008
Assets:
Current Assets:
Cash in bank	$280	$964

Total Assets	$280	$964

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$29,305	$24,806
Related party note payable	23,211	14,845
Related party interest payable	4,919	1,433
Total Liabilities	57,435	41,084

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,686,692 and 1,486,692 shares issued and
outstanding at December 31, 2009 and 2008, respectively	1,686	1,486
Paid in capital	3,331,579	3,309,779
Deficit accumulated during the development stage	(3,390,420)	(3,351,385)
Total Stockholders' Deficit	(57,155)	(40,120)

Total Liabilities and Stockholders' Deficit	$280	$964

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations
			From the date
			of inception
			(May 7, 1985)
	For the Years Ended December 31,		through
	2009	2008	31-Dec-09

Revenue	$-	$-	$-

Operating Expenses
General and administrative	35,488	17,118	202,067

Total Operating Expenses	35,488	17,188	202,067

Other Income and Expense Items
Conversion feature of note payable	-	-	57,387
Loss on investment	-	-	3,121,853
Interest expense	3,547	2,759	9,113

Net Loss	$(39,035)	$(19,877)	$(3,390,420)

Net loss per share
of common stock	$(0.02)	$(0.02)

Net loss per fully diluted share
of common stock	$(0.02)	$(0.01)

Weighted average number
of common shares outstanding	1,632,445	1,187,238

Weighted average number of fully
diluted common shares outstanding	1,632,445	1,331,501

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Stockholders' (Deficit)
From the date of inception (May 7, 1985) through December 31, 2009
						Deficit
						Accumulated
						During the	Total
	Preferred		Common		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance, May 7, 1985 - date of inception	-	$ -	-	$ -	$ -	$ -	$ -
Common Stock issued for cash through
December 1991 ($0.12 / share)	-	-	187,500	188	22,312	-	22,500
Common Stock issued for cash through
December 1992 ($0.10 / share)	-	-	50,000	50	4,950	-	5,000
Common Stock issued for cash through
December 1999 ($0.18 / share)	-	-	100,000	100	17,400	-	17,500
Net Operating Loss from the date of inception
through December 31, 1999	-	-	-	-	-	(45,500)	(45,500)
Balance, December 31, 1999	-	-	337,500	338	44,662	(45,500)	(500)
Issuance and exercise of warrants for the
purchase of common stock, November 2000
($20.00 / share)	-	-	100,000	100	1,999,900	-	2,000,000
Issuance of preferred stock in trust in
contemplation of acquiring shares of Merilus
Technologies, Inc., December 2000	1	1	-	-	(1)	-	-
Net operating loss for the year	-	-	-	-	-	(7,775)	(7,775)
Balance, December 31, 2000	1	1	437,500	438	2,044,561	(53,275)	1,991,725
Shares of common stock issued for cash,
June 2001 ($20.00 / share)	-	-	30,000	30	599,970	-	600,000
Shares of common stock issued for cash,
November 2001 ($17.00 / share)	-	-	9,125	9	155,119	-	155,128
Shares of common stock issued for legal services,
November 2001 ($17.00 / share)	-	-	1,750	2	29,748	-	29,750
Shares of common stock issued for cash,
December 2001 ($10.00 / share)	-	-	37,500	38	374,962	-	375,000
Issuance of shares of common stock pursuant to
an exchange agreement, December 2001
($0.02 / share)	-	-	41,415	41	(41)	-	-
Issuance of shares of common stock for services,
December 2001 ($5.10 / share)	-	-	1,250	1	6,374	-	6,375
Termination of trust agreement	(1)	(1)	-	-	1	-	-
Net operating loss for the year	-	-	-	-	-	(3,157,978)	(3,157,978)
Balance, December 31, 2001	-	-	558,540	559	3,210,694	(3,211,253)	-
Net operating loss for the years 2002, 2003
and 2004	-	-	-	-	-	(2,723)	(2,723)
Balance, December 31, 2004	-	-	558,540	559	3,210,694	(3,213,976)	(2,723)
Payment of accounts payable by stockholder	-	-	-	-	375	-	375
Net operating loss for the year	-	-	-	-	-	(7,803)	(7,803)
Balance, December 31, 2005	-	-	558,540	559	3,211,069	(3,221,779)	(10,151)
Issuance of shares of common stock for services,
February 2006, ($0.06 / share)	-	-	37,500	37	2,213	-	2,250
Net operating loss for the year	-	-	-	-	-	(23,365)	(23,365)
Balance, December 31, 2006	-	-	596,040	596	3,213,282	(3,245,144)	(31,266)
Issuance of shares resulting from a 1 for 20
reverse split whereby stockholders owning
100 shares or more would not be diluted below
100 shares, May 2007	-	-	90,652	90	(90)	-	-
Effect of convertible note payable to stockholder					57,387	-	57,387
Net operating loss for the year	-	-	-	-	-	(86,364)	(86,364)
Balance, December 31, 2007	-	-	686,692	686	3,270,579	(3,331,508)	(60,243)
Issuance of shares of common stock for note and
accrued interest, March 2008, ($0.05 / share)	-	-	600,000	600	29,400	-	30,000
Issuance of shares of common stock for accounts
payable, October 2008, ($0.05 / share)	-	-	200,000	200	9,800	-	10,000
Net operating loss for the year	-	-	-	-	-	(19,877)	(19,877)
Balance, December 31, 2008	-	-	1,486,692	1,486	3,309,779	(3,351,385)	(40,120)
Issuance of shares of common stock for services,
April 2009, ($0.11 / share)	0	0	200,000	200	21,800	0	22,000
Net operating loss for the year	0	0	0	0	0	(39,035)	(39,035)
Balance, December 31, 2009	0	0	1,686,692	1,686	3,331,579	(3,390,420)	(57,155)

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows
			From the date
			of inception
			(May 7, 1985)
	For the Year Ended December 31,		through
	2009	2008	December 31, 2009
Operating Activities:
Net loss from operations	$(39,035)	$(19,877)	$(3,390,420)
Stock issued for services	22,000	-	60,375
Effect of convertible note
payable to stockholder	-	-	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	4,499	(2,262)	29,305
Payable to related party	3,486	9,979	19,070
Loss on investments	-	-	3,121,853
Net cash used for operating
activities	(9,050)	(12,160)	(102,430)
Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Net cash used for investing
activities	-	-	(3,130,128)
Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	8,366	12,000	49,060
Donation of capital	-	-	8,650
Net cash provided from
financing activities	8,366	12,000	3,232,838
Net increase (decrease) in cash	(684)	(160)	280
Net cash position at start of period	964	1,124	-
Net cash position at end of period	$280	$964	$280
Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$-	$30,000	$30,000
Conversion of accounts payable
into common stock	$-	$10,000	$30,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2009

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

Going Concern – These financial statements have been prepared in contemplation of the Company continuing as a going concern. The Company has not generated any revenue from operations in each of the last two fiscal years and has not, since its inception, undertaken any profitable operations. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a stockholder. On March 28, 2008, the Company issued 600,000 shares of its common stock in payment of $30,000 of principal and accrued interest. The Company continues to be obligated to this stockholder in the amount of $23,211 plus interest of $4,919 as of December 31, 2009 and assumes that an ongoing loan arrangement will continue into the future; however, no assurance thereof can be given. Furthermore, the Company is dependent on the services of its sole officer and director without compensation. A change in these circumstances would have a material adverse effect on the Company's plan of operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income taxes –The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company has a net operating loss carry forward of approximately $233,000 that expires if unused through 2030. A deferred tax asset in the amount of $35,000 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $6,000 and $3,000 for the years ended December 31, 2009 and 2008, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Merilus, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2009

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009 and 2008.

Recently enacted accounting pronouncements – In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In May 2009, the Financial Accounting Standards Board issued ASC Topic 855/(SFAS No. 165, Subsequent Events) “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles with a required adoption date of June 30, 2009. ASC Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted ASC Topic 855 as of the required effective date.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Note 2 – Capital Stock

Preferred stock – One share of preferred stock was authorized and issued in conjunction with the Agreement. Pursuant to the terms of the Agreement, the preferred share represented 3,767,500 shares of the Company’s common stock (“Exchangeable Shares”) to be issued upon surrender of MTI common stock by the MTI stockholders. By the end of 2001, MTI stockholders had surrendered sufficient MTI common stock to allow the Company to issue 828,300 shares of its common stock, which represented approximately 22% of the Exchangeable Shares. At December 31, 2009, the preferred share remains authorized but is not outstanding.

Merilus, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2009

Note 2 – Capital Stock (continued)

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

Note 3 – Related Party Transactions

The Company entered into an unsecured convertible promissory note bearing interest at 6% per annum with a stockholder. On November 5, 2007, the Company renegotiated the terms and entered into a new unsecured convertible note and letter of credit (“Convertible Note”) with this stockholder in an amount of up to $30,000, bearing interest at 18% per annum. The negotiation of the Convertible Note was not at arm’s length and the Company recognized an expense of $57,387 at the time that this note was issued relating to the beneficial conversion feature, which allowed the holder to convert the principal sum and accrued interest into shares of common stock. On March 28, 2008, the Convertible Note was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share, which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company entered into an unsecured note payable (“Unsecured Note”) with this stockholder that contained no conversion provision, in the amount of $6,855 bearing interest at 18% per annum with a due date of May 31, 2008. Subsequently, additional cash was provided to the Company by the stockholder and at December 31, 2009, the Unsecured Note remains unpaid and a total of $23,211 in principal and $4,919 in accrued interest is due the stockholder.

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

Note 4 – Contingent Liabilities

To the extent that the Company was a party to any financial transactions that were not discharged through MTI’s bankruptcy proceedings, including the obligations associated with the issuance of the one share of preferred stock, or that may not have been listed as part of MTI’s bankruptcy, the Company may have contingent liabilities. To the best of management’s knowledge and belief the accompanying financial statements accurately reflect the financial position of the Company as of the dates presented and no contingent liabilities exist.

Note 5 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through April 15, 2010, and has determined there are no events that would require disclosure herein.