Form 10-Q
period 2010-03-31
Merilus, Inc.
filed 2010-05-24
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

1,686,692 shares of $0.001 par value common stock on May 24, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$310	$280

Total Assets	$310	$280

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$28,860	$29,305
Related party payable	-	-
Related party note payable	25,711	23,211
Related party interest payable	5,975	4,919
Total Liabilities	60,546	57,435

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,686,692 and 1,686,692 shares issued and
outstanding at March 31, 2010 and December 31, 2009, respectively	1,686	1,686
Paid in capital	3,331,579	3,331,579
Deficit accumulated during the development stage	(3,393,501)	(3,390,420)
Total Stockholders' Deficit	(60,236)	(57,155)

Total Liabilities and Stockholders' Deficit	$310	$280

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations Unaudited
			From the date
			of inception
	For the Three Months Ended		(May 7, 1985)
	March 31,		Through
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Expenses:
General and administrative	2,025	3,935	204,092
Conversion feature of note payable	-	-	57,387
Loss on investment	-	-	3,121,853
Total Expense	2,025	3,935	3,383,332

Loss from Operations	$(2,025)	$(3,935)	$(3,383,332)

Other Income (Expense)
Interest expense	(1,056)	(770)	(10,169)
Total other expense	(1,056)	(770)	(10,169)

Net Loss	$(3,081)	$(4,705)	$(3,393,501)

Net loss per share
of common stock	$(0.00)	$(0.00)

Weighted average number
of common shares outstanding	1,686,692	1,486,692

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows Unaudited
			From the date
			of inception
	For The Three Months Ended		(May 7, 1985)
	March 31,		through
	2010	2009	March 31, 2010

Operating Activities:
Net loss from operations	$(3,081)	$(4,705)	$(3,393,501)
Adjustments to reconcile net income to net cash used in operating activities:
Stock issued for services	-	-	60,375
Effect of convertible note
payable to stockholder	-	-	57,387
Loss on investments	-	-	3,121,853
Changes in operating assets and liabilities:
Accounts payable	(445)	927	28,860
Payable to related party	1,056	769	20,126

Net cash used for operating
Activities	(2,470)	(3,009)	(104,900)

Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Net cash used for investing
Activities	-	-	(3,130,128)

Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	2,500	4,000	51,560
Donation of capital	-	-	8,650
Net cash provided from
financing activities	2,500	4,000	3,235,338

Net increase (decrease) in cash	30	991	310
Net cash position at start of period	280	964	-
Net cash position at end of period	$310	$1,955	$310

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$-	$-	$30,000
Conversion of accounts payable
into common stock	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2010

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2009.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

March 31, 2010

Note 2: Summary of Significant Accounting Policies (continued)

Net loss per share of common stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2010, the Company has a net operating loss carry forward of approximately $234,000 that expires if unused through 2030. A deferred tax asset in the amount of $35,100 is fully offset by a valuation allowance in the same amount.  The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010 or December 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Recently Enacted Accounting Standards - Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.  Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2010-19 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 – Preferred Stock

One share of preferred stock was authorized and issued in conjunction with the Agreement. Pursuant to the terms of the Agreement, the preferred share represented 3,767,500 shares of the Company’s common stock (“Exchangeable Shares”) to be issued upon surrender of MTI common stock by the MTI stockholders. By the end of 2001, MTI stockholders had surrendered sufficient MTI common stock to allow the Company to issue 828,300 shares of its common stock, which represented approximately 22% of the Exchangeable Shares. At March 31, 2010, the preferred share remains authorized but is not outstanding.

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2010

Note 4: Related Party Transactions

During March 2008, $30,000 of principal and accrued interest on a note payable to a stockholder of the Company was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share. During March 2008 the Company also entered into a non-convertible unsecured note payable with this same stockholder in the amount of the unpaid principal of $6,855, bearing interest at 18% per annum. This note was due on May 31, 2008; however, the stockholder has not made demand for payment. Subsequently, additional cash was provided to the Company by the stockholder and at March 31, 2010, this note remains unpaid and a total of $25,711 in principal and $5,975 in accrued interest is due the stockholder.  On October 10, 2008, a $10,000 account payable to a former officer, director and stockholder of the Company was satisfied by the issuance of 200,000 shares of the Company’s common stock valued at $0.05 per share.

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

Note 6: Subsequent Event

The Company has evaluated subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclose herein.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2010 and 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2010, the Company has debts of $60,546 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had a negative $60,236 in working capital with assets of $310 and liabilities of $60,546.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2010, the Company had a net loss of $3,081, compared to a loss for the three months ended March 31, 2009, of $4,705. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

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

Dated: May 24, 2010

By: /s/ Alex Demitriev

     Alex Demitriev

     Chief Executive Officer

     Chief Financial Officer

     Director