Form 10-Q
period 2010-06-30
Merilus, Inc.
filed 2010-08-20
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

1,686,692 shares of $0.001 par value common stock on August 12, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$482	$280

Total Assets	$482	$280

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$32,018	$29,305
Related party payable	-	-
Related party note payable	28,211	23,211
Related party interest payable	7,173	4,919
Total Liabilities	67,402	57,435

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,686,692 and 1,686,692 shares issued and outstanding at December 31, 2009 and 2008
respectively	1,686	1,686
Paid in capital	3,331,579	3,331,579
Deficit accumulated during the development stage	(3,400,185)	(3,390,420)
Total Stockholders' Deficit	(66,920)	(57,155)

Total Liabilities and Stockholders' Deficit	$482	$280

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations (Unaudited)
	For the Three Months Ended		For the Six Months Ended		From the date of inception (May 7, 1985)
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	5,486	26,122	7,511	30,058	209,578
Conversion feature of note payable	-	-	-	-	57,387
Loss on investment	-	-	-	-	3,121,853
Total Expense	5,486	26,122	7,511	30,058	3,388,818

Loss from Operations	$(5,486)	$(26,122)	$(7,511)	$(30,058)	$(3,388,818)

Other Income (Expense)
Interest expense	(1,198)	(846)	(2,254)	(1,616)	(11,367)
Total other expense	(1,198)	(846)	(2,254)	(1,616)	(11,367)

Net Loss	$(6,684)	$(26,968)	$(9,765)	$(31,674)	$(3,400,185)

Net loss per share
of common stock	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average number
of common shares outstanding	1,686,692	1,666,912	1,686,692	1,577,300

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows (Unaudited)
	For The Six Months Ended		From the date of inception (May 7, 1985)
	June 30,		through
	2010	2009	June 30, 2010
Operating Activities:
Net loss from operations	$(9,765)	$(31,674)	$(3,400,185)
Stock issued for services	-	22,000	60,375
Effect of convertible note
payable to stockholder	-	-	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	2,713	3,740	32,018
Payable to related party	2,254	1,616	21,324
Loss on investments	-	-	3,121,853
Net cash used for operating activities	(4,798)	(4,318)	(107,228)
Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Net cash used for investing activities	-	-	(3,130,128)
Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	5,000	4,000	54,060
Contribution of capital	-	-	8,650
Net cash provided from
financing activities	5,000	4,000	3,237,838
Net increase (decrease) in cash	202	(318)	482
Net cash position at start of period	280	964	-
Net cash position at end of period	$482	$646	$482
Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$-	$-	$30,000
Conversion of accounts payable
Into common stock	$-	$-	$30,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2010

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

June 30, 2010

Note 2: Summary of Significant Accounting Policies (continued)

Net loss per share of common stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2010, the Company has a net operating loss carry forward of approximately $243,000 that expires if unused through 2030. A deferred tax asset in the amount of $36,450 is fully offset by a valuation allowance in the same amount.  The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2010 or December 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Note 3 – Preferred Stock

One share of preferred stock was authorized and issued in conjunction with the Agreement. Pursuant to the terms of the Agreement, the preferred share represented 3,767,500 shares of the Company’s common stock (“Exchangeable Shares”) to be issued upon surrender of MTI common stock by the MTI stockholders. By the end of 2001, MTI stockholders had surrendered sufficient MTI common stock to allow the Company to issue 828,300 shares of its common stock, which represented approximately 22% of the Exchangeable Shares. At June 30, 2010, the preferred share remains authorized but is not outstanding.

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2010

Note 4: Related Party Transactions

During March 2008, $30,000 of principal and accrued interest on a note payable to a stockholder of the Company was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share. During March 2008 the Company also entered into a non-convertible unsecured note payable with this same stockholder in the amount of the unpaid principal of $6,855, bearing interest at 18% per annum. This note was due on May 31, 2008; however, the stockholder has not made demand for payment. Subsequently, additional cash was provided to the Company by the stockholder and at June 30, 2010, this note remains unpaid and a total of $28,211 in principal and $7,173 in accrued interest is due the stockholder.

In April 2009, the Company issued 200,000 shares of common stock to its sole officer and director for services rendered. These shares were valued at the prevailing bid price for the Company’s common stock as reflected on the OTCBB of $0.11 per share or a total of $22,000.   Additionally, one of the Company’s shareholders loaned the Company $5,000 to cover ongoing expenses.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended June 30, 2010 and 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

A major stockholder of the Company has provided funds to keep the Company operating, cover cost associated with bringing the Company current on its reporting obligations and funding ongoing expenses.  The stockholder had agreed to fund up to $30,000.  On March 28, 2008, the stockholder agreed to convert the debt into 600,000 shares of common stock of the Company. On June 30, 2009, this same stockholder entered into a non-convertible unsecured note payable in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008, which represents the remaining principal and accrued interest since the date of the conversion of the previous note payable.  In 2009, Mr. Demitriev was issued 200,000 shares of common stock for his services to the Company.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2010, the Company has debts of $67,402 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had a negative $66,920 in working capital with assets of $482 and liabilities of $67,402.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended June 30, 2010, the Company had a net loss of $6,684, compared to a loss for the three months ended June 30, 2009, of $26,968.  For the six months ended June 30, 2010 and 2009, the Company had a net loss of 9,765 and 31,674, respectively. The Company had no revenue during the three months ended June 30, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 4.  Controls and Procedures.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: August 18, 2010

By: /s/ Alex Demitriev

     Alex Demitriev

     Chief Executive Officer

     Chief Financial Officer

     Director