Form 10-K
period 2010-12-31
Merilus, Inc.
filed 2011-04-20
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2010, was $0.02 giving the shares held by non-affiliates a market value of $6,028.

As of April 15, 2011, the Registrant had 2,186,692 shares of common stock issued and outstanding.

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

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management. The Company will select a potential business opportunity based on management's business judgment and potentially could act without the consent, vote or approval of the Company's stockholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital. See Item 7 Plan of Operations in this report.

Item 2. Property

The Company does not maintain an administrative office but utilizes the home office  of the Company’s president, Alex Demitriev, for business correspondence. Without current operations, the Company does not believe that it is necessary to have a business office.

Item 3. Legal Proceedings

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the Over the Counter Bulletin Board. The following high and low bid prices for the Company's Common Stock  are based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in small volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended

High Bid

Low Bid

December 2010

$0.49

$0.02

September 2010

$0.10

$0.02

June 2010

$0.10

$0.02

March 2010

$0.11

$0.02

December 2009

$0.12

$0.05

September 2009

$0.14

$0.11

June 2009

$0.13

$0.11

March 2009

$0.13

$0.12

December 2008

$0.45

$0.13

September 2008

$0.45

$0.15

June 2008

$1.00

$0.15

March 2008

$0.27

$0.20

The prices above are based on very limited volume and wide spreads between the bid and ask prices.  Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.  On April 15, 2011, the bid price was $0.10 per share.  The Company’s shares of common stock have limited trading and the bid and ask price may not be indicative of the actual price a shareholder would receive if they tried to sell their shares.

Holders – At April 15, 2011, the Company had approximately 45 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2010 or 2009.  We had a net loss of $18,397 for the year ended December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $1,653, other receivables of $500 and a negative working capital of $65,552.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$ -	$ -
General and Administrative Expenses	13,558	35,488
Other Income and Expense	4,839	3,547
Net Loss	18,397	39,035
Basic Loss per Share	(0.01)	(0.02)
Diluted Loss per Share	(0.01)	(0.02)
Weighted Average Number of Shares Outstanding	1,767,514	1,632,445
Weighted Average Number of Fully Diluted Shares Outstanding	1,767,514	1,632,445
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$ 2,153	$ 280
Total Assets	2,153	280
Total Current Liabilities	67,705	57,435
Working Capital	(65,552)	(57,155)
Stockholders’ Equity (Deficit)	(65,552)	(57,155)

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

A major stockholder of the Company has provided funds to keep the Company operating, cover costs associated with bringing the Company current on its reporting obligations and fund ongoing expenses.  On March 28, 2008, the stockholder converted part of the debt owed by the Company into 600,000 shares of common stock of the Company. On March 31, 2008, this same stockholder entered into a non-convertible unsecured note payable in the amount of $6,855 bearing interest at 18% per annum, due May 31, 2008. Subsequently, this stockholder has provided additional capital to the Company and was owed at December 31, 2010, a totaled $24,211. This stockholder has entered into a verbal agreement with the Company to provide additional funding as may be needed to fund the Company’s operations as discussed herein at a rate of 18% per annum. Furthermore, this stockholder has agreed not to make demand for immediate payment on the Company for payment of this note. In 2010, this stockholder settled $10,000 in debt for 500,000 shares of our common stock.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements and its cash position is minimal. On December 31, 2010, the Company’s obligations exceeded its cash position by $65,552 and the company may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had a negative $65,552 in working capital with assets of $2,153 and liabilities of $67,705.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has  ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the years ended December 31, 2010 and 2009, the Company had a net loss of $18,397 and $39,035, respectively.  The Company anticipates losses to remain at the 2010  level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2010 and 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside accountant, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

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

Our management, which consists of one officer, with the participation of the outside accountant, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside accountant which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2010, our internal control over financial reporting were not effective.  Management determined controls needed improvements as to the booking of transactions and the closing of books.  Management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside accountant helps mitigate this potential weakness.

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

45

President, Secretary, Treasurer,

Director

2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Mr. Demitriev has been self-employed over the last five years owning a part interest in an art gallery in Park City, Utah as well as engaging in the importation of art, primarily from Russia.  Mr. Demitriev also is an investor in real estate projects in Utah and several foreign countries.  At the present time, Mr. Demitriev has not entered into any employment or other compensation arrangements with Merilus, Inc. and will serve on a part-time, as needed basis. During 2009 Mr. Demitriev received 200,000 shares of the Company’s common stock valued at the Company’s prevailing bid price as reflected on the OTCBB of $0.11 or $22,000.  Mr. Demitriev is not an officer or director in any other companies that file reports with the SEC.  Mr. Demitriev is 45 years old and has had no prior relationship with Merilus, Inc.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alex Demitriev, Director	2010	--	--	--	--	--	--	--	--
	2009	--	--	$22,000	--	--	--	--	$22,000

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2010, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alex Demitriev, CEO	2010	--	--	--	--	--	--	--	--
	2009	--	--	$22,000	--	--	--	--	$22,000
Denny Nestripke, CEO	2008	--	--	--	--	--	--	--	--

Cash Compensation – No cash compensation  was  paid to any director or executive officer of the Company during the fiscal years ended December 31, 2010 and 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 15, 2011, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 2,186,692 issued and outstanding shares of the Company's common stock, and the name and stockholdings of each director and of all officers and directors as a group.

Amount and Nature of

Title of Class

Name of Beneficial Owner

Beneficial Ownership (1)

Percent of Class

Common

Micvic, LLC

    336,780

   15.4%

4764 South 900 East

Salt Lake City, UT

Common

Michelle Turpin

4764 South 900 East

Salt Lake City, UT

1,436,780

    65.7%

Common

Denny Nestripke

   237,500

    10.9%

PO Box 581072

Salt Lake City, UT 84158

Common

Cede & Co.

P.O. Box 222

Bowling Green

New York, NY 10274

  250,775

   11.47%

Name of Officer, Director

Amount and Nature of

Title of Class

and Nominee

Beneficial Ownership (1)

Percent of Class

Common

Alex Demitriev

   213,000

      9.7%

Common

All Officers and Directors

as a Group

   213,000

      9.7%

(1) Ms. Turpin owns 1,100,000 directly and through her management and ownership of Micvic, LLC is beneficially deemed to own the 336,780 shares held by Micvic, LLC.  The owners of Micvic, LLC is Michelle Turpin and Judy Wiles, the mother of Ms. Turpin.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

A stockholder, Michelle Turpin, of the Company paid, on behalf of the Company, and advanced other costs through a series of promissory notes.  In 2007, the Company consolidated the promissory notes into one note with a credit line up to $30,000 which was convertible into up to 600,000 shares of common stock.  Ms. Turpin has continued to loan the Company funds to pay ongoing expenses.  The loans are at 18% interest.  In 2010, Ms. Turpin settled additional debt for another 500,000 shares  of common stock.  Ms. Turpin has continued to provide financial support for the Company with additional loans.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $5,880 for 2010 and $7,250 for 2009.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2010 and $0 for 2009.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2010 and $0 for 2009.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2010 and  $0 for 2009.

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits

Financial Statements – the following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statements of Operations

Statements of Changes in Stockholders’ Deficit

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

This Filing

31.02

31

Principal Financial Officer certification Pursuant to 18 USC

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

Date: April 19, 2011

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alex Demitriev

       Alex Demitriev, Principal Executive and Financial Officer

Date: April 19, 2011

[Child, Van Wagoner & Bradshaw, PLLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Merilus, Inc.

Salt Lake City, UT

We have audited the accompanying balance sheets of Merilus, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from May 7, 1985 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and for the period from May 7, 1985 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

           April 19, 2011

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	December 31,
	2010	2009
Assets:
Current Assets:
Cash in bank	$1,653	$280
Other receivables – related party	500	-

Total Assets	$2,153	$280

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$33,736	$29,305
Related party payable	-	-
Related party note payable	24,211	23,211
Related party interest payable	9,758	4,919
Total Current Liabilities	67,705	57,435

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,186,692 and 1,686,692 shares issued and outstanding at December 31, 2010 and 2009
Respectively	2,186	1,686
Paid in capital	3,341,079	3,331,579
Deficit accumulated during the development stage	(3,408,817)	(3,390,420)
Total Stockholders' Deficit	(65,552)	(57,155)

Total Liabilities and Stockholders' Deficit	$2,153	$280

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations
			From the date
			of inception
			(May 7, 1985)
	For the Years Ended December 31,		through
	2010	2009	December 31, 2010

Revenue	$-	$-	$-

Operating Expenses:
General and administrative	13,558	35,488	215,625
Total Operating Expense	13,558	35,488	215,625

Net Operating Loss	$(13,558)	$(35,488)	$(215,625)

Other Expense
Conversion feature of note payable	-	-	57,387
Loss on investment	-	-	3,121,853
Interest expense	4,839	3,547	13,952
Total Other Expense	4,839	3,547	3,193,192

Net Operating Loss	$(18,397)	$(39,035)	$(3,408,817)
Net loss per share
of common stock	$(0.01)	$(0.02)

Net loss per fully diluted share
of common stock	$(0.01)	$(0.02)

Weighted average number
of common shares outstanding	1,767,514	1,632,445

Weighted average number of fully
diluted common shares outstanding	1,767,514	1,632,445

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

(a development stage enterprise )

Statements of Changes in Stockholders' (Deficit)

From the date of inception (May 7, 1985) through December 31, 2010

						Deficit
						Accumulated
						During the	Total
	Preferred		Common		Paid in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance, May 7, 1985 - date of inception	-	$ -	-	$ -	$ -	-	$ -
Common Stock issued for cash through
December 1991 ($0.12 / share)	-	-	187,500	188	22,312	-	22,500
Common Stock issued for cash through
December 1992 ($0.10 / share)	-	-	50,000	50	4,950	-	5,000
Common Stock issued for cash through
December 1999 ($0.18 / share)	-	-	100,000	100	17,400	-	17,500
Net Operating Loss from the date of inception
through December 31, 1999	-	-	-	-	-	(45,500)	(45,500)
Balance, December 31, 1999	-	-	337,500	338	44,662	(45,500)	(500)
Issuance and exercise of warrants for the
purchase of common stock, November 2000
($20.00 / share)	-	-	100,000	100	1,999,900	-	2,000,000
Issuance of preferred stock in trust in
contemplation of acquiring shares of Merilus
Technologies, Inc., December 2000	1	1	-	-	(1)	-	-
Net operating loss for the year	-	-	-	-	-	(7,775)	(7,775)
Balance, December 31, 2000	1	1	437,500	438	2,044,561	(53,275)	1,991,725
Shares of common stock issued for cash,
June 2001 ($20.00 / share)	-	-	30,000	30	599,970	-	600,000
Shares of common stock issued for cash,
November 2001 ($17.00 / share)	-	-	9,125	9	155,119	-	155,128
Shares of common stock issued for legal
services, November 2001 ($17.00 / share)	-	-	1,750	2	29,748	-	29,750
Shares of common stock issued for cash,
December 2001 ($10.00 / share)	-	-	37,500	38	374,962	-	375,000
Issuance of shares of common stock pursuant
to an exchange agreement, December 2001
($0.02 / share)	-	-	41,415	41	(41)	-	-
Issuance of shares of common stock for
services, December 2001 ($5.10 / share)	-	-	1,250	1	6,374	-	6,375
Termination of trust agreement	(1)	(1)	-	-	1	-
Net operating loss for the year	-	-	-	-	-	(3,157,978)	-
Balance, December 31, 2001	-	-	558,540	559	3,210,694	(3,211,253)	(3,157,978)
Net operating loss for the years 2002, 2003	-	-	-	-	-	-	-
and 2004	-	-	-	-	-	(2,723)	(2,723)
Balance, December 31, 2004	-	-	558,540	559	3,210,694	(3,213,976)	(2,723)
Payment of accounts payable by stockholder	-	-	-	-	375	-	375
Net operating loss for the year	-	-	-	-	-	(7,803)	(7,803)
Balance, December 31, 2005	-	-	558,540	559	3,211,069	(3,221,779)	(10,151)
Issuance of shares of common stock for
services, February 2006, ($0.06 / share)	-	-	37,500	37	2,213	-	2,250
Net operating loss for the year	-	-	-	-	-	(23,365)	(23,365)
Balance, December 31, 2006	-	-	596,040	596	3,213,282	(3,245,144)	(31,266)
Issuance of shares resulting from a 1 for 20
reverse split whereby stockholders owning
100 shares or more would not be diluted
below 100 shares, May 2007	-	-	90,652	90	(90)	-	-
Effect of convertible note payable to stockholder					57,387		57,387
Net operating loss for the year	-	-	-	-	-	(86,364)	(86,364)
Balance, December 31, 2007	-	-	686,692	686	3,270,579	(3,331,508)	(60,243)
Issuance of shares of common stock for note
and accrued interest, March 2008, ($0.05 / share)	-	-	600,000	600	29,400	-	30,000
Issuance of shares of common stock for
accounts payable, October 2008, ($0.05 / share)	-	-	200,000	200	9,800	-	10,000
Net operating loss for the year	-	-	-	-	-	(19,877)	(19,877)
Balance, December 31, 2008	-	-	1,486,692	1,486	3,309,779	(3,351,385)	(40,120)
Issuance of shares of common stock for
services, April 2009, ($0.11 / share)	-	-	200,000	200	21,800	-	22,000
Net operating loss for the year	-	-	-	-	-	(39,035)	(39,035)
Balance, December 31, 2009	-	-	1,686,692	1,686	3,331,579	(3,390,420)	(57,155)
Issuance of shares of common stock for note, November 2010, ($0.02)	-	-	500,000	500	9,500	-	10,000
Net operating loss for the year	-	-	-	-	-	(18,397)	(18,397)
Balance, December 31, 2010	-	$ -	2,186,692	$ 2,186	$3,341,079	$(3,408,817)	$ (65,552)

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows
			From the Date of inception (May 7, 1985)
	For the Year Ended December 31,		Through
	2010	2009	December 31, 2010
Operating Activities:
Net loss from operations	$(18,397)	$(39,035)	$(3,408,817)
Stock issued for services	-	22,000	60,375
Effect of convertible note
payable to stockholder	-	-	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	4,431	4,499	33,736
Payable to related party	4,839	3,486	23,909
Loss on investments	-	-	3,121,853
Net cash used for operating
Activities	(9,127)	(9,050)	(111,557)
Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Other receivables – related party	(500)	-	(500)
Net cash used for investing
Activities	(500)	-	(3,130,628)
Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	11,000	8,366	60,060
Donation of capital	-	-	8,650
Net cash provided from
financing activities	11,000	8,366	3,243,838
Net increase (decrease) in cash	1,373	(684)	1,653
Net cash position at start of period	280	964	-
Net cash position at end of period	$1,653	$280	$1,653
Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$10,000	$30,000	$40,000
Conversion of accounts payable
into common stock	$-	$10,000	$30,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2010

Note 1 – Organization and Summary of Significant Accounting Policies

Development stage enterprise – Merilus, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 7, 1985. During the year 2000 the Company entered into a reorganization agreement (“Agreement”) with the intent to acquire all of the issued and outstanding shares of a development stage enterprise, Merilus Technologies, Inc. (“MTI”), a British Columbia corporation. This transaction was not consummated as contemplated and in 2003 MTI filed for bankruptcy which has been closed. Since its inception the Company has not been engaged in profitable operations and is considered a development stage enterprise as defined by ASC Topic 915. The Company’s current business plan is to acquire an operating entity through a reverse acquisition.

Basis of presentation – During 1999 the Company forward split its outstanding shares of common stock on a basis of 200 for 1 and during the year 2000 the Company again forward split its common stock on a basis of 10 for 1. During May 2007 the Company reverse split its common stock on a basis of 1 for 20 with the provision that no stockholder shall receive less than 100 shares. As a result, 90,652 shares of post-split common stock were issued to existing stockholders. The accompanying financial statements retroactively reflect the effects of the forward and reverse splits of the Company’s common stock.

These financial statements have been prepared in contemplation of the Company continuing as a going concern. The Company has not generated any revenue from operations in each of the last two fiscal years and has not, since its inception, undertaken any profitable operations. The Company's ability to meet its ongoing financial requirements has been dependent on loans from a stockholder. On March 28, 2008, the Company issued 600,000 shares of its common stock in payment of $30,000 of principal and accrued interest. Additionally, during 2010, the Company issued 500,000 shares of its common stock in settlement of $10,000 in debt owed to a stockholder. The Company continues to be obligated to this stockholder in the amount of $24,211 as of December 31, 2010 and assumes that an ongoing loan arrangement will continue into the future; however, no assurance thereof can be given. Furthermore, the Company is dependent on the services of its sole officer and director without compensation. A change in these circumstances would have a material adverse effect on the Company's plan of operations.

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

Income taxes –The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company has a net operating loss carry forward of approximately $251,000 that expires if unused through 2030. A deferred tax asset in the amount of $38,000 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $3,000 and $6,000 for the year ended December 31, 2010 and 2009, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Merilus, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2010

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

Recently enacted accounting pronouncements – Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.  Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2011-02 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Note 2 – Capital Stock

Preferred stock – One share of preferred stock was authorized and issued in conjunction with the Agreement. Pursuant to the terms of the Agreement, the preferred share represented 3,767,500 shares of the Company’s common stock (“Exchangeable Shares”) to be issued upon surrender of MTI common stock by the MTI stockholders. By the end of 2001, MTI stockholders had surrendered sufficient MTI common stock to allow the Company to issue 828,300 (pre reverse split) shares of its common stock, which represented approximately 22% of the Exchangeable Shares. At December 31, 2010, the preferred share remains authorized but is not outstanding. The preferred shares represented the ability to convert into shares of our common stock.  It was held by MTI which was liquidated.  To date, no additional shareholders have indicated they are converting.  Under the original terms of the escrow the preferred stock was held under, up to an additional 146,060 shares of common stock could be issued.

Common stock – During May 2007, stockholders of the Company authorized a 1 for 20 reverse split of the Company’s outstanding common stock with the provision that no stockholder shall receive less than 100 shares. As a result, 90,652 shares of post-split common stock were issued to existing stockholders, which represented an increase of 15.2% in the total number of common shares outstanding. These shares of common stock were valued at par value because the Company received no consideration from the issuance thereof. The total number of authorized shares of common stock and the par value of the common stock did not change.

Note 3 – Related Party Transactions

The Company entered into an unsecured convertible promissory note bearing interest at 6% per annum with a stockholder. On November 5, 2007, the Company renegotiated the terms and entered into a new unsecured convertible note and letter of credit (“Convertible Note”) with this stockholder in an amount of up to $30,000, bearing interest at 18% per annum. The negotiation of the Convertible Note was not at arm’s length and the Company recognized an expense of $57,387 at the time that this note was issued relating to the beneficial conversion feature, which allowed the holder to convert the principal sum and accrued interest into shares of common stock. On March 28, 2008, the Convertible Note was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share, which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company entered into an unsecured note payable (“Unsecured Note”) with this stockholder that contained no conversion provision, in the amount of $6,855 bearing interest at 18% per annum with a due date of May 31, 2008.  In 2010, the shareholder settled $10,000 of the note for 500,000 shares of common stock at a rate of $0.02 per share. Subsequently, additional cash was provided to the Company by the stockholder and at December 31, 2010, the Unsecured Note remains unpaid and a total of $24,211 in principal and $9,758 in accrued interest is due the stockholder.

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

Merilus, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2010

Note 3 – Related Party Transactions (continued)

During 2010, the President of the Company deposited $500 of his personal money in error into the Company’s bank account and then mistakenly withdrew the $500 two separate times.  The error was not discovered until subsequent to year end when it was corrected. The $500 has been shown as an other receivable on the balance sheet.

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

Note 5 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.