Form 10-Q
period 2011-03-31
Merilus, Inc.
filed 2011-05-11
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

2,186,692 shares of $0.001 par value common stock on May 2, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$1,467	$1,653
Other receivable – related party	-	500

Total Assets	$1,467	$2,153

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$31,777	$33,736
Related party note payable	26,211	24,211
Related party interest payable	10,869	9,758
Total Liabilities	68,857	67,705

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,186,692 and 2,186,692 shares issued
and outstanding at March 31, 2011 and December 31, 2010	2,186	2,186
Paid in capital	3,341,079	3,341,079
Deficit accumulated during the development stage	(3,410,655)	(3,408,817)
Total Stockholders' Deficit	(67,390)	(65,552)

Total Liabilities and Stockholders' Deficit	$1,467	$2,153

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations (Unaudited)
			From the date
			of inception
	For the Three Months Ended		(May 7, 1985)
	March 31,		through
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Expenses:
General and administrative	727	2,025	216,352
Total Expense	727	2,025	216,352

Loss from Operations	$(727)	$(2,025)	$(216,352)

Other Expense

Conversion feature of note payable	-	-	57,387
Loss on investment	-	-	3,121,853
Interest expense	1,111	1,056	15,063
Total other expense	1,111	1,056	3,194,303

Net Loss	$(1,838)	$(3,081)	$(3,410,655)

Net loss per share
of common stock	$(0.00)	$(0.00)

Weighted average number
of common shares outstanding	2,186,692	1,686,692

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows (Unaudited)
			From the date
			of inception
	For The Three Months Ended		(May 7, 1985)
	March 31,		through
	2011	2010	March 31, 2011

Operating Activities:
Net loss from operations	$(1,838)	$(3,081)	$(3,410,655)
Stock issued for services	-	-	60,375
Effect of convertible note
payable to stockholder	-	-	57,387
Adjustment to reconcile net loss
to net cash position:
Accounts payable	(1,959)	(445)	31,777
Payable to related party	1,111	1,056	25,020
Loss on investments	-	-	3,121,853
Net cash used for operating
activities	(2,686)	(2,470)	(114,243)

Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Other receivables - related party	500	-	-
Net cash used for investing
Activities	500	-	(3,130,128)

Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	2,000	2,500	62,060
Donation of capital	-	-	8,650
Net cash provided from
financing activities	2,000	2,500	3,245,838

Net increase (decrease) in cash	(186)	30	1,467
Net cash position at start of period	1,653	280	-
Net cash position at end of period	$1,467	$310	$1,467

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$-	$-	$40,000
Conversion of accounts payable
into common stock	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements. -5-

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2011

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2010.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

March 31, 2011

Note 2: Summary of Significant Accounting Policies (continued)

Net loss per share of common stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2011, the Company has a net operating loss carry forward of approximately $253,000 that expires if unused through 2030. A deferred tax asset in the amount of $37,950 is fully offset by a valuation allowance in the same amount.  The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2011 or December 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Recently Enacted Accounting Standards - The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Note 3 – Capital Stock

Preferred Stock - One share of preferred stock was authorized and issued in conjunction with the Agreement. Pursuant to the terms of the Agreement, the preferred share represented 3,767,500 shares of the Company’s common stock (“Exchangeable Shares”) to be issued upon surrender of MTI common stock by the MTI stockholders. By the end of 2001, MTI stockholders had surrendered sufficient MTI common stock to allow the Company to issue 828,300 (pre reverse split) shares of its common stock, which represented approximately 22% of the Exchangeable Shares. At March 31, 2011, the preferred share remains authorized but is not outstanding. The preferred shares represented the ability to convert into shares of our common stock.  It was held by MTI which was liquidated.  To date, no additional shareholders have indicated they are converting.  Under the original terms of the escrow the preferred stock was held under, up to an additional 146,060 shares of common stock could be issued.

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

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2011

Note 4: Related Party Transactions

The Company entered into an unsecured convertible promissory note bearing interest at 6% per annum with a stockholder. On November 5, 2007, the Company renegotiated the terms and entered into a new unsecured convertible note and letter of credit (“Convertible Note”) with this stockholder in an amount of up to $30,000, bearing interest at 18% per annum. The negotiation of the Convertible Note was not at arm’s length and the Company recognized an expense of $57,387 at the time that this note was issued relating to the beneficial conversion feature, which allowed the holder to convert the principal sum and accrued interest into shares of common stock. On March 28, 2008, the Convertible Note was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share, which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company entered into an unsecured note payable (“Unsecured Note”) with this stockholder that contained no conversion provision, in the amount of $6,855 bearing interest at 18% per annum with a due date of May 31, 2008.  In 2010, the shareholder settled $10,000 of the note for 500,000 shares of common stock at a rate of $0.02 per share. Subsequently, additional cash was provided to the Company by the stockholder and at March 31, 2011, the Unsecured Note remains unpaid and a total of $26,211 in principal and $10,869 in accrued interest is due the stockholder.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2011 and 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

A major stockholder of the Company has provided funds to keep the Company operating, cover cost associated with bringing the Company current on its reporting obligations and funding ongoing expenses.  The stockholder had agreed to fund up to $30,000.  In 2008, the stockholder agreed to convert debt into 600,000 shares of common stock of the Company. In 2010, this same stockholder converted an additional debt into another 500,000 shares of common stock.  This stockholder has continued to advance money to the Company to pay ongoing expenses but the stockholder is under no obligation to continue to advance funds to the Company.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2011, the Company has debts of $68,857 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had a negative $67,390 in working capital with assets of $1,467 and liabilities of $68,857.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2011, the Company had a net loss of $1,838 compared to a loss for the three months ended March 31, 2010, of $3,081.  The Company had no revenue during the three months ended March 31, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Management is working on modifying our controls and procedures to make them more effective.

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

Our management, with the participation of the CEO and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  Based on this evaluation, our management, with the participation of the CEO and Principal Financial Officer, concluded that, as of March 31, 2011, our internal control over financial reporting was not effective.  Our management is actively revising our controls and procedures to make them more effective in the future.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: May 10, 2011

By: /s/ Alex Demitriev

     Alex Demitriev

    Chief Executive Officer

    Principal Financial Officer

    Director