Form 10-Q
period 2011-06-30
Merilus, Inc.
filed 2011-08-09
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

2,186,692 shares of $0.001 par value common stock on August 2, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$1,673	$1,653
Other receivable	-	500

Total Assets	$1,673	$2,153

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$36,145	$33,736
Related party note payable	30,211	24,211
Related party interest payable	12,115	9,758
Total Liabilities	78,471	67,705

Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,186,692 shares issued and
outstanding at June 30, 2011 and December 31, 2010	2,186	2,186
Paid in capital	3,341,079	3,341,079
Deficit accumulated during the development stage	(3,420,063)	(3,408,817)
Total Stockholders' Deficit	(76,798)	(65,552)

Total Liabilities and Stockholders' Deficit	$1,673	$2,153

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations (Unaudited)
					From the date
					of inception
	For the Three Months Ended		For the Six Months Ended		(May 7, 1985)
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	8,162	5,486	8,889	7,511	224,514
Total Expense	8,162	5,486	8,889	7,511	224,514

Loss from Operations	$(8,162)	$(5,486)	$(8,889)	$(7,511)	$(224,514)

Other Expense

Conversion feature of note payable	-	-	-	-	57,387
Loss on investment	-	-	-	-	3,121,853
Interest expense	1,246	1,198	2,357	2,254	16,309
Total other expense	1,246	1,198	2,357	2,254	3,195,549

Net Loss	$(9,408)	$(6,684)	$(11,246)	$(9,765)	$(3,420,063)

Net loss per share
of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number
of common shares outstanding	2,186,692	1,686,692	2,186,692	1,686,692

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows (Unaudited)
			From the date
			of inception
	For The Six Months Ended		(May 7, 1985)
	June 30,		through
	2011	2010	June 30, 2011
Operating Activities:
Net Loss	$(11,246)	$(9,765)	$(3,420,063)
Stock issued for services	-	-	60,375
Conversion feature of note
payable	-	-	57,387
Adjustment to reconcile net loss
to net cash position:
Increase/decrease accounts
payable	2,409	2,713	36,145
Increase/decrease payable to
related party	2,357	2,254	26,266
Loss on investment	-	-	3,121,853
Net cash used for operating
activities	(6,480)	(4,798)	(118,037)
Investing Activities:
Investment in Merilus
Technologies, Inc.	-	-	(3,130,128)
Other receivables - related party	500	-	-
Net cash used for investing
activities	500	-	(3,130,128)
Financing Activities:
Proceeds from issuance of
common stock	-	-	3,175,128
Loans from stockholder	6,000	5,000	66,060
Donation of capital	-	-	8,650
Net cash provided from
financing activities	6,000	5,000	3,249,838

Net increase (decrease) in cash	20	202	1,673
Net cash position at start of period	1,653	280	-
Net cash position at end of period	$1,673	$482	$1,673

Supplemental Schedule of Noncash
Investing and Financing Transactions
Conversion of related party note
payable into common stock	$-	$-	$40,000
Conversion of accounts payable
into common stock	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2011

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

June 30, 2011

Note 2: Summary of Significant Accounting Policies (continued)

Net loss per share of common stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2011, the Company has a net operating loss carry forward of approximately $262,000 that expires if unused through 2030. A deferred tax asset in the amount of $39,300 is fully offset by a valuation allowance in the same amount.  The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2011 or December 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Recently Enacted Accounting Standards - The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Note 3: Capital Stock

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

Merilus, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2011

Note 4: Related Party Transactions

The Company entered into an unsecured convertible promissory note bearing interest at 6% per annum with a stockholder. On November 5, 2007, the Company renegotiated the terms and entered into a new unsecured convertible note and letter of credit (“Convertible Note”) with this stockholder in an amount of up to $30,000, bearing interest at 18% per annum. The negotiation of the Convertible Note was not at arm’s length and the Company recognized an expense of $57,387 at the time that this note was issued relating to the beneficial conversion feature, which allowed the holder to convert the principal sum and accrued interest into shares of common stock. On March 28, 2008, the Convertible Note was converted into 600,000 shares of the Company’s common stock at a price of $0.05 per share, which represented a reduction of $25,880 of principal and $4,120 of interest. On March 31, 2008, the Company entered into an unsecured note payable (“Unsecured Note”) with this stockholder that contained no conversion provision, in the amount of $6,855 bearing interest at 18% per annum with a due date of May 31, 2008.  In 2010, the shareholder settled $10,000 of the note for 500,000 shares of common stock at a rate of $0.02 per share. Subsequently, additional cash was provided to the Company by the stockholder and at June 30, 2011, this note remains unpaid and a total of $30,211 in principal and $12,115 in accrued interest is due the stockholder.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended June 30, 2011 and 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2011, the Company has debts of $78,471 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had a negative $76,798 in working capital with assets of $1,673 and liabilities of $78,471.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2011, the Company had a net loss of $9,408 and $11,246 respectively, compared to a loss for the three and six months ended June 30, 2010, of $6,684 and $9,765 respectively.  The Company had no revenue during the three and six months ended June 30, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the CEO and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  Based on this evaluation, our management, with the participation of the CEO and Principal Financial Officer, concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

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

This filing

32

Section 1350 Certification – CEO & CFO

This filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

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

Dated: August 2, 2011

By: /s/ Alex Demitriev

     Alex Demitriev

    Chief Executive Officer

    Principal Financial Officer

    Director