Form 10-K
period 2011-12-31
Merilus, Inc.
filed 2012-03-30
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-28475

Merilus, Inc.

(Name of registrant as specified in its charter)

Nevada                                                                               87-0635270

(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

P.O. Box 58052, Salt Lake City, Utah    84158

  (Address of principal executive offices)    (Zip Code)

Issuer’s telephone number (801) 904-3855

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

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2011, was $0.10 giving the shares held by non-affiliates a market value of $203,691.

As of March 23, 2012, the Registrant had 18,686,692 shares of common stock issued and outstanding.

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

Item 1. Business

Organization and Corporate History

Merilus, Inc. (“Company”) was incorporated in Nevada in May 1985 and its initial business endeavors were not successful. Merilus had been looking for various business opportunities over the last several years and had not had success finding new business opportunities.  Without any available cash or other assets and with the costs of being public, Merilus management had found it difficult to be able to find potential business opportunities. In 2011, Merilus began discussions with Zendex, Inc., a Utah corporation (“Zendex”) about the possibility of acquiring Zendex with Zendex’s operations becoming Merilus focus.  In December 2011, Zendex agreed to move forward with the potential acquisition with the hope it could expand its business model and raise additional capital.  In December 2011, the Company acquired Zendex from its sole shareholder for 15,000,000 shares of the Company’s common stock.  As a result of the acquisition, Zendex business will be the ongoing focus of Merilus operations.

Zendex was incorporated in the state of Utah in March 2011 to create an online platform for the sale of art.  Zendex management had previous experience in the art business and believed an opportunity existed for the creation of a site dedicated to bringing buyers and sellers of art together.  Zendex believes it can act as a consignment seller of the art.  In addition to the art sales, Zendex will create content on its site aimed at both the artist and the general public covering news related to the art world and featuring different artist. As the website’s popularity grows, the site will seek to obtain additional revenue through advertisements.

Products and Services

Management believes there is a potential market for an online portal used to broker art from both galleries and private sellers. Management believes the art business is fragmented rely on local galleries and auctions as the primary way of selling art.  By offering an online portal dedicated to art, management believes it will be able to attract individual sellers, galleries and buyers to use its services for a fee.  Having one site that can be easily accessed for verification information, viewing and information will benefit both the buyer and seller.  To enable this, management has been working on creating a website with ecommerce capabilities that can be accessed by third parties to place art items for sale.

In addition to the sale of art, unique content will be written regularly to provide information regarding news, events and spotlight new talent in the art world.  By offering a focal point in the art world and driving traffic to the site, management believes art dealers and collectors will have greater incentive to utilize the portal as a venue for buying and selling.  This is a new concept and is still being developed.  Additional capital will be required to complete the full scale launch of the site.

Marketing Strategy

Our marketing efforts will center on online efforts including social media marketing on Facebook, twitter and other similar sites.  We will also engage in search engine optimization by trying to offer unique contents and links to other sites we believe offer relevant information.  We may, once we obtain additional capital, use pay per click marketing on a limited basis.

Regulations

We do not believe we face extensive regulations.  Essentially we will operate as a consignment seller or occasionally as a reseller and provide information content.

Description of Property

We currently utilize the office space provided by our CEO on a rent free basis. We believe this space will be sufficient for next six to twelve months.

Technology

We currently have no technology that differs from any other web site.  We do not believe technology will separate our business from other competitors; rather our focus will be on the content, ease, and security of our site.  Instead of technology, we believe our success will result from our ability to drive traffic to our site.

Competitors

We face intense competition from other companies such as eBay and galleries with online presence.  Without additional funding, it will be difficult for us to compete in this marketplace and our future success will be dependent on both additional capital and our ability to differentiate our offerings from competitors most of whom are better financed, have longer operating histories and established clientele.

Concentration of Customers

Since we are only beginning operations, we do not have any existing clients. Our clients will typically be smaller consumers and we do not anticipate and concentration of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have no patents or trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

Research and Development Costs During the Last Two Fiscal Years

We have not engaged in any research and development in the last two years.

Employees

Merilus does not have any employees other than its officers.  We intend to focus on outsourcing most of our technology needs in the initial stages and will rely on our officers, Josh Turner and Alex Demitrev, until we are able to obtain additional capital.  Our officers are not receiving any salary at this time.

Item 2. Properties

The Company does not maintain an administrative office but utilizes the office of its officer.   For the foreseeable future, Merilus does not believe office space will be a priority as its business will be online, primarily through consignment and drop shipping.

Item 3. Legal Proceedings

None.

Item 4.  Mining Safety Disclosures

Merilus has no mining operations.

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

Quarter Ended

High Bid

Low Bid

December 2011

  $0.30

$0.01

September 2011

  $0.10

$0.01

June 2011

  $0.10

$0.01

March 2011

  $0.10

$0.01

December 2010

$0.49

$0.02

September 2010

$0.10

$0.02

June 2010

$0.10

$0.02

March 2010

$0.11

$0.02

December 2009

$0.12

$0.05

September 2009

$0.14

$0.11

June 2009

$0.13

$0.11

March 2009

$0.13

$0.12

The prices above are based on very limited volume and wide spreads between the bid and ask prices.  Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.  On March 23, 2012, the bid price was $0.05 per share.  The Company’s shares of common stock have limited trading and the bid and ask price may not be indicative of the actual price a shareholder would receive if they tried to sell their shares.

Holders – At March 2, 2012, the Company had approximately 50 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In 2010, a major shareholder settled $10,000 of a promissory note for 500,000 shares of the Company’s common stock at a rate of $0.02 per share.  The Company believes this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 28, 2011, the Company entered into an agreement and plan of reorganization with Zendex.  Under the terms of the Agreement, Merilus acquired all of the issued and outstanding shares of Zendex for 15,000,000 shares of Merilus.  The Agreement was closed on December 30, 2011.  Zendex had one shareholder at the time of the acquisition.

On February 21, 2012, the Company entered into a stock purchase agreement with two individuals for the sale of 750,000 shares each at a purchase price of $7,500 each.  The funds received will be used for general working capital purposes.  The Company believes this transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data

Summary of Financial Information

For the year ended December 31, 2011, we had revenue of $450,000.  We had a net loss of $14,218 for the year ended December 31, 2011.  At December 31, 2011, we had cash and cash equivalents of $2,017 and a negative working capital of $99,903.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.  Zendex was formed in 2011.

STATEMENT OF OPERATIONS DATA:

For the Year Ended December 31, 2011
Revenues	$ 450,000
General and Administrative Expenses	158,196
Other Income and Expense	388
Net Loss	(14,218)
Basic Loss per Share	(0.00)
Diluted Loss per Share	(0.00)
BALANCE SHEET DATA:
December 31, 2011
Total Current Assets	$ 2,017
Total Assets	2,017
Total Current Liabilities	101,920
Working Capital	(99,903)
Stockholders’ Equity (Deficit)	2,017

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Merilus’ accounting policies are more fully described in Note 1 of the audited financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Merilus believes that the following addresses Merilus’ most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

We account for income taxes in accordance with FASC 740-20, “Accounting for Income Taxes”.   Under FASC 740-20, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2011, Merilus had current assets of $2,017 with liabilities of $101,920. We had negative working capital of $99,903 on December 31, 2011.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model. Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

We anticipate the need for capital to help fund ongoing costs and do not believe debt financing will be available given the new direction we are taking with the business.  We believe the online art business will prove to offer more opportunities and better profit margins than the current brokering business due to the ability of economies of scale not present in our current market.  Our current reliance on word-of-mouth marketing will not be sufficient to support the successful implementation and growth of an online model.

RESULTS OF OPERATIONS

For the December 31, 2011, Merilus had revenues of $450,000 with cost of sales of $305,634.  Merilus general and administrative expenses were $158,196 for the period from inception on March 9, 2011 thru December 31, 2011.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to sell paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the assistance of an outside accountant, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, which consists of one officer, with the participation of the outside accountant, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside accountant which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2011, our internal control over financial reporting were not effective.  Management determined controls needed improvements as to the booking of transactions and the closing of books.  Management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside accountant helps mitigate this potential weakness.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name

Age

Position

Director or Officer Since

Alex Demitriev

45

Secretary, Treasurer,

Director

2006

Josh Turner

31

President, Director

2011

Set forth below is certain biographical information regarding the Company's executive officer and director.

Mr. Demitriev has been self-employed over the last five years owning a part interest in an art gallery in Park City, Utah as well as engaging in the importation of art, primarily from Russia.  Mr. Demitriev is also an investor in real estate projects in Utah and several foreign countries.  At the present time, Mr. Demitriev has not entered into any employment or other compensation arrangements with Merilus, Inc. and will serve on a part-time, as needed basis. Mr. Demitriev is not an officer or director in any other companies that file reports with the SEC.

Mr. Turner formed Zendex in March 2011 and has focused on developing Zendex business plan throughout 2011.  Prior to forming Zendex, Mr. Turner worked in the art brokering industry as a private consultant during the prior five years and for various artists as a consultant. Mr. Turner started in the art industry as a broker for Russian Art and has represented several artists as a private consultant. Mr. Turner had no relationship to Merilus prior to the acquisition of Zendex.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Josh Turner, CEO	2011	--	--	--	--	--	--	--	--
Alex Demitriev, CEO	2010	--	--	--	--	--	--	--	--
	2009	--	--	$22,000	--	--	--	--	$22,000

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2011, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Josh Turner, CEO	2011	--	--	--	--	--	--	--	--
Alex Demitriev, CEO	2010	--	--	--	--	--	--	--	--
	2009	--	--	$22,000	--	--	--	--	$22,000

__________________________

Cash Compensation – No cash compensation  was  paid to any director or executive officer of the Company during the fiscal years ended December 31, 2011 and 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 30, 2011, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 18,686,692 issued and outstanding shares of the Company's common stock, and the name and stockholdings of each director and of all officers and directors as a group.

Amount and Nature of

Title of Class

Name of Beneficial Owner

Beneficial Ownership (1)

Percent of Class

Common

Josh Turner

   15,000,000

     80.27%

4764 South 900 East

Salt Lake City, UT

Common

Michelle Turpin

4764 South 900 East

Salt Lake City, UT

    1,436,780

    7.69%

Name of Officer, Director

Amount and Nature of

Title of Class

and Nominee

Beneficial Ownership (1)

Percent of Class

Common

Alex Demitriev

   213,000

     1.1%

Common

Josh Turner

See Above

Common

All Officers and Directors

as a Group

   15,213,000

      81.4%

(1) Ms. Turpin owns 1,100,000 directly and through her management and ownership of Micvic, LLC is beneficially deemed to own the 336,780 shares held by Micvic, LLC.  The owners of Micvic, LLC are Michelle Turpin and Judy Wiles, the mother of Ms. Turpin.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

In 2010, a shareholder settled additional debt for another 500,000 shares of common stock.  The shareholder has continued to provide financial support for the Company with additional loans.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $8,300 for 2011 and $5,880 for 2010.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2011 and $0 for 2010.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2011 and $0 for 2010.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2011 and  $0 for 2010.

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits

Financial Statements – the following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements of Operations

F-3

Statements of Changes in Stockholders’ Deficit

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

Merilus, Inc.

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer

Date: March 29, 2012

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Josh Turner

       Josh Turner, Director

By:  /s/ Alex Demitriev

        Alex Demitriev, Director

Date: March 29, 2012

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Merilus, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. (a development stage company) as of December 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception on March 9, 2011 through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. (a development stage company) as of December 31, 2011 and the results of its operations and cash flows for the period from inception on March 9, 2011 through December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has no significant ongoing operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 28, 2012

MERILUS, INC.

Balance Sheet

December 31, 2011

Assets:
Current Assets:
Cash in bank	$2,017
Total Assets	$2,017
Liabilities and Stockholders' Deficit:
Accounts payable	$44,622
Payroll liabilities	614
Related party note payable	41,352
Related party interest payable	15,332
Total Current Liabilities	101,920
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding
Common stock, $0.001 par value, 45,000,000 shares authorized, 17,186,692 shares issued and outstanding	17,186
Paid in capital	(102,871)
Deficit accumulated during the development stage	(14,218)
Total Stockholders' Deficit	(99,903)
Total Liabilities and Stockholders' Deficit	$2,017

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statement of Operations

From Inception of March 9, 2011 through December 31, 2011

Revenue	$ 450,000
Cost of Sales	305,634
Gross Profit	144,366

Expenses:
General and administrative	158,196
Total Expense	158,196

Loss from Operations	(13,830)

Other Expense
Interest expense	388
Total other expense	388

Net Loss	$ (14,218)

Basic and diluted loss per share	$ (0.00)

Basic and diluted weighted average common shares outstanding	15,029,156

           The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statement of Changes in Stockholders’ Equity

	Common		Paid in Capital	Deficit Accumulated During the Development Stage	Total Equity (Deficit)
	Shares	Amount
Balance, March 9, 2011 – date of inception		$	$	$	$
Common Stock issued on March 10, 2011 for services to set up the Company valued at $0.000066/share	15,000,000	15,000	(14,000)		1,000
Recapitalization of Merilus, Inc. through reverse merger with Zendex Inc.	2,186,692	2,186	(88,871		(86,685)
Net Operating Los from the date of inception through December 31, 2011				(14,218)	(14,218)
Balance, December 31, 2011	17,186,692	$ 17,186	$ (102,871)	$ (14,218)	$ (99,903)

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statement of Cash Flows

From Inception of March 9, 2011 through December 31, 2011

Operating Activities:
Net Loss from operations	$(14,218)
Effect of recapitalization of Merilus Inc, through reverse merger with Zendex Inc.	(85,685)
Adjustment to reconcile net loss to net cash position:
Increase in accounts payable	44,622
Increase in accrued liabilities	614
Increase in related party payable and accrued interest	48,684
Net cash used for operating activities	(5,983)
Cash flows from Investing Activities:
Financing Activities:
Proceeds from related party payable	8,000
Net cash provided from financing activities	8,000
Net increase (decrease) in cash	2,017
Net cash position at start of period	-
Net cash position at end of period	$2,017
Supplement disclosure of cash flow information
Income tax	$-
Interest	$-
NON CASH FINANCING ACTIVITIES
Effect of recapitalization of Merilus Inc. through reverse merger with Zendex Inc.	(85,685)

    The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Financial Statements

December 31, 2011

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Merilus, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 7, 1985.   Zendex was incorporated under the laws of the State of Utah on March 9, 2011.  The Company facilitates and brokers art throughout the world.

On December 29, 2011, the Company reorganized by entering into an Agreement and Plan of Reorganization with Zendex, Inc. whereby the Company issued 15,000,000 shares of its common stock in exchange for all of the outstanding common stock of Zendex. Immediately prior to executing the stock purchase agreement the Company had 2,186,692 shares of common stock issued and outstanding. The reorganization was accounted for as a recapitalization of Zendex because the shareholders of Zendex controlled the Company immediately after the acquisition. Therefore, Zendex is treated as the acquiring entity. The Company is the acquiring entity for legal purposes and Zendex is the surviving entity for accounting purposes. Accordingly there was no adjustment to the carrying value of the assets or liabilities of Zendex.

Accounting method – The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year end.

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

Revenue recognition – Revenue will be recognized when the services are provided and collection is reasonably assured.  The Company had one revenue transaction during 2011 where they brokered the sale of an oil painting.  The Company's fees for these services totaled $450,000.  The entire fee of $450,000 has been collected in full during the period.  The Company also incurred costs of sales of $305,634 relating to this sale for commissions.  The Company does not maintain any inventory on hand.

Cash and cash equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company’s cash balance held at a single institution is in excess of the federally insured maximum of $250,000.

Recently enacted accounting pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Income taxes – The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Merilus, Inc.

Notes to Financial Statements

December 31, 2011

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Income taxes – continued

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax asset and the valuation account are as follows at December 31, 2011:

Net operating loss carryforward	$2,800
Valuation allowance	(2,800)

Deferred tax asset	$-

The components of income tax expense are as follows:

Current federal tax	$-
Current state tax	-
Change in NOL benefit	2,800
Change in valuation allowance	(2,800)

$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $14,000 as of December 31, 2011 which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2011 the Company had no accrued interest or penalties related to uncertain tax positions.

Merilus, Inc.

Notes to Financial Statements

December 31, 2011

Basic and Diluted Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings  per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic income per share for the period ended December 31, 2011:

Loss (numerator)	$14,218
Shares (denominator)	15,029,156

Net loss per share – basic and diluted	$.00

Note 2 – Concentrations of Risk

The Company’s operations to date have consisted of only one significant revenue transaction.  Future transactions remain uncertain.

Note 3 – Equity Transactions

The Company is authorized to issue a total of 50,000,000 shares consisting of 5,000,000 shares of preferred stock and 45,000,000 shares of common stock having a par value of $0.001 per share.  During the year ended December 31, 2011, the Company issued 15,000,000 shares of common stock to the president and sole director for consulting services valued at $1,000.    The company also recorded 2,186,692 shares of common stock as a result of the recapitalization.

Note 4 – Related Party Transactions

During the year ended December 31, 2011, the president and sole director loaned $8,000 to the Company.  Interest of 6% was computed on the balance of the related party payable and recorded as $388 of accrued interest as of December 31, 2011.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of December 31, 2011, is $33,352 with accrued interest of $14,944.

Note 5 – Fair Value of Financial Instruments

On March 9, 2011 (inception), the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”.  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

•Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•Level 2 inputs the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly,

for substantially the full term of the financial instrument.

•Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Merilus, Inc.

Notes to Financial Statements

December 31, 2011

Note 5 – Fair Value of Financial Instruments (continued)

The carrying amounts reported in the balance sheet for the cash and cash equivalents and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying value of the related party payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2011.

Note 6 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a limited operating history and their operations thus far have consisted of only one significant transaction.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

Note 7 – Subsequent Events

On February 21, 2012, the Company entered into a stock purchase agreement with two individuals for the sale of 750,000 shares each at a purchase price of $7,500 each.  The funds received will be used for general working capital purposes.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.