Form 10-Q
period 2012-03-31
Merilus, Inc.
filed 2012-05-15
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

18,686,692 shares of $0.001 par value common stock on May 4, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	March 31,	December 31,
	2012	2011
Assets:	(Unaudited)
Current Assets:
Cash in bank	$8,208	$2,017

Total Assets	$8,208	$2,017

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$42,310	$44,622
Payroll liabilities	-	614
Related party note payable	41,352	41,352
Related party interest payable	16,948	15,332
Total Liabilities	100,610	101,920

Stockholders' Deficit:
Preferred stock, $.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 17,186,692 shares issued
and outstanding at March 31, 2012 and December 31, 2011, respectively	18,686	17,186
Paid in capital	(88,871)	(102,871)
Deficit accumulated during the development stage	(22,217)	(14,218)
Total Stockholders' Deficit	(92,402)	(99,903)

Total Liabilities and Stockholders' Deficit	$8,208	$2,017

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Operations (Unaudited)
			From the date
			of inception
	For the Three Months Ended		(March 9, 2011)
	March 31,		through
	2012	2011	March 31, 2012

Revenue	$-	$-	$450,000

Cost of Sales	-	-	305,634

Gross Profit	-	-	144,366

Expenses:
General and administrative	6,383	22	164,579
Total Expense	6,383	22	164,579

Loss from Operations	$(6,383)	$(22)	$(20,213)

Other Expense

Interest expense	1,616	-	2,004
Total other expense	1,616	-	2,004

Net Loss	$(7,999)	$(22)	$(22,217)

Net loss per share
of common stock	$(0.00)	$(0.00)

Weighted average number
of common shares outstanding	18,027,351	15,000,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows (Unaudited)
			From the date
			of inception
	For The Three Months Ended		(March 9, 2011)
	March 31,		Through
	2012	2011	March 31, 2012
Operating Activities:
Net Loss	$(7,999)	$(22)	$(22,217)
Effect of recapitalization of Merilus,
Inc. through reverse merger with
Zendex, Inc.	-	-	(85,685)
Adjustment to reconcile net loss
to net cash position:
Increase (decrease) in accounts payable	(2,312)		42,310
Increase (decrease) in accrued liabilities	(614)	-	-
Increase in related party payable
and accrued interest	1,616	-	50,300
Net cash used for operating
Activities	(9,309)	(22)	(15,292)
Cash flows from Investing Activities	-	-	-
Financing Activities:
Proceeds from issuance of common stock	15,000	-	15,000
Contributed Capital	500	-	500
Proceeds from related party payable	-	8,000	8,000
Net cash provided from
financing activities	15,500	8,000	23,500
Net increase (decrease) in cash	6,191	7,978	8,208
Net cash position at start of period	2,017	-	-
Net cash position at end of period	$8,208	$7,978	$8,208

Supplemental Schedule of Noncash
Investing and Financing Transactions
Effect of recapitalization of Merilus Inc. through reverse merger with Zendex Inc.	$-	$-	$(79,562)
Stock issued pursuant to reverse merger	$-	$-	$15,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2011.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note 2 – Equity Transactions

The Company is authorized to issue a total of 50,000,000 shares consisting of 5,000,000 shares of preferred stock and 45,000,000 shares of common stock having a par value of $0.001 per share.  During the quarter ended March 31, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The president contributed $500 to cover expenses during the quarter ended March 31, 2012.  This has been recorded as additional paid in capital.

Note 3 – Related Party Transactions

During the year ended December 31, 2011, the president and sole director loaned $8,000 to the Company.  Interest of 6% was computed on the balance of the related party payable.  Accrued interest is $508 as of March 31, 2012.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of March 31, 2012, is $33,352 with accrued interest of $16,440.

Note 4 – Going Concern

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

Note 5 – Subsequent Events

The Company has evaluated all subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.

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

Merilus’ accounting policies are more fully described in Note 1 of the audited financial statements in our recently filed Form 10-K.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Merilus believes that the following addresses Merilus’ most critical accounting policies.

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

BUSINGESS OVERVIEW

The Company is engaged in art brokering and is the process of establishing an online marketing site to assist buyers and sellers of art.  The Company intends to utilize an ecommerce site to offer consignment and brokering services to artist and other sellers of art works.  Management believes there is a potential market for an online portal used to broker art from both galleries and private sellers.  Management believes the art business is fragmented rely on local galleries and auctions as the primary way of selling art.  By offering an online portal dedicated to art, management believes it will be able to attract individual sellers, galleries and buyers to use its services for a fee.  Having one site that can be easily accessed for verification information, viewing and information will benefit both the buyer and seller.  To enable this, management has been working on creating a website with ecommerce capabilities that can be accessed by third parties to place art items for sale.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2012, Merilus had current assets of $8,208 with liabilities of $100,610. We had negative working capital of $92,402 on March 31, 2012.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2012, Merilus had no revenues as the focus of operations was on developing a new online distribution model.  Merilus general and administrative expenses for the three months ended March 31, 2012, were $6,383.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to sell paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

Our management, with the participation of the CEO and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012.  Based on this evaluation, our management, with the participation of the CEO and Principal Financial Officer, concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The sale was made to two investors.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

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

Dated: May 9, 2012

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer