Form 10-Q
period 2012-06-30
Merilus, Inc.
filed 2012-08-08
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(801) 904-3855

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

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

18,686,692 shares of $0.001 par value common stock on July 26, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$610	$2,017

Total Assets	$610	$2,017

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$39,684	$44,622
Payroll liabilities	-	614
Related party note payable	41,727	41,352
Related party interest payable	18,598	15,332
Total Liabilities	100,009	101,920

Stockholders' Deficit:
Preferred stock, $.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding	-	-

Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 17,186,692 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	18,686	17,186
Paid in capital	(88,871)	(102,871)
Deficit accumulated during the development stage	(29,214)	(14,218)
Total Stockholders' Deficit	(99,399)	(99,903)

Total Liabilities and Stockholders' Deficit	$610	$2,017

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

( a development stage enterprise )

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From the date of inception (March 9, 2011) to June 30, 2012
Income Statement
Revenue	-	450,000	-	450,000	450,000

Cost of Sales	-	35,000	-	35,000	305,634

Gross Profit	-	415,000	-	415,000	144,366

Expenses:
General and administrative	5,346	126,116	11,729	126,139	169,925
Total Expense	5,346	126,116	11,729	126,139	169,925
Loss from Operations	(5,346)	288,884	(11,729)	288,861	(25,559)
Other Expense
Interest expense	1,651	-	3,267	-	3,655
Total other expense	1,651	-	3,267	-	3,655
Net Income (Loss)	(6,997)	288,884	(14,996)	288,861	(29,214)
Net income (loss) per share of common stock	(0.00)	0.00	(0.00)	0.00
Weighted average number of common shares outstanding	18,686,692	15,000,000	18,357,022	15,000,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows (Unaudited)
			From the date
			of inception
	For The Six Months Ended		(March 9, 2011)
	June 30,		Through
	2012	2011	June 30, 2012
Operating Activities:
Net Income (Loss)	$(14,996)	$288,861	$(29,214)
Effect of recapitalization of Merilus, Inc. through reverse merger with Zendex, Inc. Adjustment to reconcile net loss to net cash position:	-	-	(85,685)
Increase (decrease) in accounts payable	(4,938)		39,684
Increase (decrease) in accrued liabilities	(614)	3,883	-
Increase in related party payable and accrued interest	3,641	-	52,325
Net cash used for operating Activities	(16,907)	292,744	(22,890)
Cash flows from Investing Activities	-	-	-
Financing Activities:
Proceeds from issuance of common stock	15,000	-	15,000
Contributed Capital	500	-	500
Proceeds from related party payable	-	8,000	8,000
Net cash provided from financing activities	15,500	8,000	23,500
Net increase (decrease) in cash	(1,407)	300,744	610
Net cash position at start of period	2,017	-	-
Net cash position at end of period	$610	$300,744	$610

Supplemental Schedule of Noncash Investing and Financing Transactions
Effect of recapitalization of Merilus Inc. through reverse merger with Zendex Inc.	$-	$-	$(79,562)
Stock issued pursuant to reverse merger	$-	$-	$15,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Financial Statements

June 30, 2012

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note 2– Going Concern

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

Note 3 – Equity Transactions

The Company is authorized to issue a total of 50,000,000 shares consisting of 5,000,000 shares of preferred stock and

45,000,000 shares of common stock having a par value of $0.001 per share.  During the six months ended June 30, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The president contributed $500 to cover expenses during the six months ended June 30, 2012.  This has been recorded as additional paid in capital.

Note 4 – Related Party Transactions

During the year ended December 31, 2011, the president and sole director loaned $8,000 to the Company.  Interest of 6% was computed on the balance of the related party payable.  Accrued interest is $627 as of June 30, 2012.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of June 30, 2012, is $33,727 with accrued interest of $17,971.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2012, Merilus had current assets of $610 with liabilities of $100,009. We had negative working capital of $99,399 on June 30, 2012.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2012, Merilus had no revenues as the focus of operations was on developing a new online distribution model.  Merilus general and administrative expenses for the three and six months ended June 30, 2012, were $5,346 and $11,729, respectively.  Merilus had a loss for the three and six months ended June 30, 2012 of $6,997 and $14,996.   We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to sell paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended June 30, 2012.  During the quarter ended March 31, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The sale was made to two investors.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: August 3, 2012

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer