Form 10-Q
period 2012-09-30
Merilus, Inc.
filed 2012-11-13
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

18,686,692 shares of $0.001 par value common stock on October 26, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

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

Merilus, Inc.
( a development stage enterprise )
Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$735	$2,017

Total Assets	$735	$2,017

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$39,954	$44,622
Payroll liabilities	-	614
Related party note payable	41,927	41,352
Related party interest payable	20,258	15,332

Total Liabilities	102,139	101,920

Stockholders' Deficit:
Preferred stock, $.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 17,186,692 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	18,686	17,186
Paid in capital	(88,871)	(102,871)
Deficit accumulated during the development stage	(31,219)	(14,218)
Total Stockholders' Deficit	(101,404)	(99,903)

Total Liabilities and Stockholders' Deficit	$735	$2,017

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

( a development stage enterprise )

Statements of Operations

Unaudited

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	From the date of inception (March 9, 2011) to September 30, 2012
Income Statement
Revenue	3,000	-	3,000	450,000	453,000

Cost of Sales	-	270,624	-	305,624	305,634

Gross Profit	3,000	(270,624)	3,000	144,376	147,366

Expenses:
General and administrative	3,345	15,463	15,074	141,602	173,270
Total General and Administrative Expense	3,345	15,463	15,074	141,602	173,270
Income (Loss) from Operations	(345)	(286,087)	(12,074)	2,774	(25,904)
Other Expense
Interest expense	1,660	267	4,927	267	5,315
Total other expense	1,660	267	4,927	267	5,315
Net Income (Loss)	(2,005)	(286,354)	(17,001)	2,507	(31,219)
Net income (loss) per share of common stock	(0.00)	(0.02)	(0.00)	0.00
Weighted average number of common shares outstanding	18,686,692	15,000,000	18,357,022	15,000,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.
( a development stage enterprise )
Statements of Cash Flows Unaudited
			From the date
			of inception
	For The Nine Months Ended		(March 9, 2011)
	September 30,		Through
	2012	2011	September 30, 2012
Operating Activities:
Net Income (Loss)	$(17,001)	$2,507	$(31,219)
Effect of recapitalization of Merilus, Inc. through reverse merger with Zendex, Inc. Adjustment to reconcile net loss to net cash position:	-	1,000	(85,685)
Increase (decrease) in accounts payable	(4,668)	122,409	39,954
Increase (decrease) in accrued liabilities	(614)	1,781	-
Increase in related party payable	4,926	267	20,258
Net cash used for operating Activities	(17,357)	127,964	(56,692)
Cash flows from Investing Activities	-	-	-
Financing Activities:
Proceeds from issuance of common stock	15,000	-	15,000
Contributed Capital	500	-	500
Proceeds from related party payable	575	8,000	41,927
Net cash provided from financing activities	16,075	8,000	57,427
Net increase (decrease) in cash	(1,282)	135,964	735
Net cash position at start of period	2,017	-	-
Net cash position at end of period	$735	$135,964	$735

Supplemental Schedule of Noncash Investing and Financing Transactions
Effect of recapitalization of Merilus Inc. through reverse merger with Zendex Inc.	$-	$-	$(79,562)
Stock issued pursuant to reverse merger	$-	$-	$15,000

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Unaudited Financial Statements

September 30, 2012

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 3 – Equity Transactions

The Company is authorized to issue a total of 50,000,000 shares consisting of 5,000,000 shares of preferred stock and 45,000,000 shares of common stock having a par value of $0.001 per share.  During the nine months ended September 30, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The president contributed $500 to cover expenses during the nine months ended September 30, 2012.  This has been recorded as additional paid in capital.

Note 4 – Related Party Transactions

During the year ended December 31, 2011, the president and sole director loaned $8,000 to the Company.  An additional $575 was loaned during the nine months ended September 30, 2012.  Interest of 6% was computed on the balance of the related party payable.  Accrued interest is $757 as of September 30, 2012.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of September 30, 2012, is $33,727 with accrued interest of $19,501.

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

Our policy for our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

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

BUSINGESS OVERVIEW

The Company is engaged in art brokering and is the process of establishing an online marketing site to assist buyers and sellers of art.  The Company intends to utilize an ecommerce site to offer consignment and brokering services to artist and other sellers of art works.  Management believes there is a potential market for an online portal used to broker art from both galleries and private sellers.  Management believes the art business is fragmented and will rely on local galleries and auctions as the primary way of selling art.  By offering an online portal dedicated to art, management believes it will be able to attract individual sellers, galleries and buyers to use its services for a fee. Having one site that can be easily accessed for verification information, viewing and information will benefit both the buyer and seller.  To enable this, management has been working on creating a website with ecommerce capabilities that can be accessed by third parties to place art items for sale.

In addition to the brokering of art, unique content will be written regularly to provide information regarding news, events and spotlight new talent in the art world.  By offering a focal point in the art world and driving traffic to the site, management believes art dealers and collectors will have greater incentive to utilize the portal as a venue for buying and selling.  This is a new concept and is still being developed.  Additional capital will be required to complete the full scale launch of the site.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2012, Merilus had current assets of $735 with liabilities of $102,139. We had negative working capital of $101,404 on September 30, 2012.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2012, Merilus had $3,000 in revenues as the focus of operations was on developing a new online distribution model.  Merilus general and administrative expenses for the three and nine months ended September 30, 2012, were $3,345 and $15,074, respectively.  Merilus had a loss for the three and nine months ended September 30, 2012 of $2,005 and $17,001.   We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations. As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended September 30, 2012.  During the quarter ended March 31, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The sale was made to two investors.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: November 1, 2012

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer