Form 10-K
period 2012-12-31
Merilus, Inc.
filed 2013-03-28
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2012, was $0.05 giving the shares held by non-affiliates a market value of $101,845.

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

Quarter Ended

High Bid

Low Bid

December 2012

$0.27

$0.009

September 2012

$0.35

$0.01

June 2012

$0.20

$0.05

March 2012

$0.05

$0.05

December 2011

$0.30

$0.01

September 2011

$0.10

$0.01

June 2011

$0.10

$0.01

March 2011

$0.10

$0.01

December 2010

$0.49

$0.02

September 2010

$0.10

$0.02

June 2010

$0.10

$0.02

March 2010

$0.11

$0.02

The prices above are based on very limited volume and wide spreads between the bid and ask prices.  Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.  On March 20, 2013, the bid price was $0.02 per share.  The Company’s shares of common stock have limited trading and the bid and ask price may not be indicative of the actual price a shareholder would receive if they tried to sell their shares.

Holders – At March 20, 2013, the Company had approximately 50 stockholders of record based on information obtained from the Company’s transfer agent.

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

Item 6.  Selected Financial Data

Summary of Financial Information

For the year ended December 31, 2012, we had revenue of $143,513.  We had a net income of $7,181 for the year ended December 31, 2012.  At December 31, 2012, we had cash and cash equivalents of $140 and a negative working capital of $77,222.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.  Zendex was formed in 2011.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Revenues	$ 143,513	$ 450,000
General and Administrative Expenses	18,013	158,196
Other Income and Expense	6,591	388
Net Income (Loss)	7,181	(14,218)
Basic Loss per Share	0.00	(0.00)
Diluted Loss per Share	0.00	(0.00)
BALANCE SHEET DATA:
	December 31, 2012	December 31, 2011
Total Current Assets	$ 140	$ 2,017
Total Assets	140	2,017
Total Current Liabilities	77,362	101,920
Working Capital	(77,222)	(99,903)
Stockholders’ Equity (Deficit)	(77,222)	(99,903)

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2012, Merilus had current assets of $140 with liabilities of $77,362. We had negative working capital of $77,222 on December 31, 2012.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model. Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the December 31, 2012, Merilus had revenues of $143,513 with cost of sales of $111,728.  Merilus general and administrative expenses were $18,013 for the year ended December 31, 2012.  For the December 31, 2011, Merilus had revenues of $450,000 with cost of sales of $305,634.  Merilus general and administrative expenses were $158,196 for the period from inception on March 9, 2011 thru December 31, 2011.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to sell paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, which consists of one officer, with the participation of the outside accountant, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2012, our internal control over financial reporting were not effective.  Management determined controls needed improvements as to the booking of transactions and the closing of books.

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

46

Secretary, Treasurer,

Director

2006

Josh Turner

32

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Josh Turner, CEO	2012	--	--	--	--	--	--	--	--
Alex Demitriev, CEO	2011	--	--	$22,000	--	--	--	--	$22,000
	2010	--	--	--	--	--	--	--	--

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2012, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Josh Turner, CEO	2012	--	--	--	--	--	--	--	--
Alex Demitriev, CEO	2011	--	--	$22,000	--	--	--	--	$22,000
	2010	--	--	--	--	--	--	--	--

__________________________

Cash Compensation – No cash compensation  was  paid to any director or executive officer of the Company during the fiscal years ended December 31, 2012 and 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2012, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 18,686,692 issued and outstanding shares of the Company's common stock, and the name and stockholdings of each director and of all officers and directors as a group.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $8,140 for 2012 and $8,300 for 2011.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2012 and $0 for 2011.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2012 and $0 for 2011.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2012 and  $0 for 2011.

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits, Financial Statement Schedules.

Financial Statements – the following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Changes in Stockholders’ Deficit

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F-6-9

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

Date: March 26, 2013

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Josh Turner

       Josh Turner, Director

By:  /s/ Alex Demitriev

        Alex Demitriev, Director

Date: March 26, 2013

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Merilus, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Merilus, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, consolidated stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merilus, Inc. as of December 31, 2012 and 2011 and the consolidated results of its operations and cash flows for the years ended December 31, 2012 and 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has no significant ongoing operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 23, 2013

MERILUS, INC.

Consolidated Balance Sheets

Assets:	December 31, 2012	December 31, 2011
Current Assets:
Cash in bank	$140	$2,017
Total Assets	$140	$2,017
Liabilities and Stockholders' Deficit:
Accounts payable	$11,253	$44,622
Cash deficit	147	-
Payroll liabilities	-	614
Related party note payable	44,039	41,352
Related party interest payable	21,923	15,332
Total Current Liabilities	77,362	101,920
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 17,186,692 shares issued and outstanding, respectively	18,686	17,186
Paid in capital	(88,871)	(102,871)
Deficit accumulated during the development stage	(7,037)	(14,218)
Total Stockholders' Deficit	(77,222)	(99,903)
Total Liabilities and Stockholders' Deficit	$140	$2,017

The accompanying notes are an integral part of these consolidated financial statements.

MERILUS, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011
Revenue	$143,513	$450,000
Cost of Sales	111,728	305,634
Gross Profit	31,785	144,366

Expenses:
General and administrative	18,013	158,196
Total Expense	18,013	158,196

Income (Loss) from Operations	13,772	(13,830)

Other Expense
Interest expense	6,591	388
Total other expense	6,591	388

Net Income (Loss)	$7,181	$(14,218)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Basic and diluted weighted average common shares Outstanding	18,522,308	15,029,196

           The accompanying notes are an integral part of these consolidated financial statements.

MERILUS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Common		Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, March 9, 2011 – date of inception	-	$-	$-	$-	$-
Common Stock issued on March 10, 2011 for services to set up the Company valued at $0.000066/share	15,000,000	15,000	(14,000)	-	1,000
Recapitalization of Merilus, Inc. through reverse merger with Zendex Inc.	2,186,692	2,186	(88,871)	-	(86,685)
Net Operating Loss for the year ended December 31, 2011	-	-	-	(14,218)	(14,218)
Balance, December 31, 2011	17,186,692	17,186	(102,871)	(14,218)	(99,903)
Common Stock issued on February 9, 2012 for cash for $0.01/share	1,500,000	1,500	13,500	-	15,000
Contributed capital	-	-	500	-	500
Net Operating Income for the year ended December 31, 2012	-	-	-	7,181	7,181

Balance, December 31, 2012	18,686,692	18,686	(88,871)	(7,037)	(77,222)

The accompanying notes are an integral part of these consolidated financial statements.

MERILUS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Operating Activities:
Net income (loss) from operations	$7,181	$(14,218)
Effect of recapitalization of Merilus Inc, through reverse merger with Zendex Inc.	-	(85,685)
Contributed capital to fund expenses	500	-
Adjustment to reconcile net loss to net cash position:
Increase (decrease) in accounts payable	(33,369)	44,622
Increase in accrued liabilities	(614)	614
Increase in related party payable and accrued interest	7,078	48,684
Net cash used for operating activities	(19,224)	(5,983)
Cash flows from Investing Activities:	-	-
Financing Activities:
Cash overdraft	147	-
Proceeds from common stock issued	15,000	-
Proceeds from related party payable	2,200	8,000
Net cash provided from financing activities	17,347	8,000
Net increase (decrease) in cash	(1,877)	2,017
Net cash position at start of period	2,017	-
Net cash position at end of period	$140	$2,017
Supplement disclosure of cash flow information
Income tax	$-	$-
Interest	$-	$-
NON CASH FINANCING ACTIVITIES
Effect of recapitalization of Merilus Inc. through reverse merger with Zendex Inc.	$-	$(85,685)

    The accompanying notes are an integral part of these consolidated financial statements.

Merilus, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Merilus, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 7, 1985.  Zendex, Inc.  was incorporated under the laws of the State of Utah on March 9, 2011.   The Company facilitates and brokers art throughout the world.

On December 28, 2011, the Company reorganized by entering into a stock purchase agreement with Zendex, Inc. whereby the Company issued 15,000,000 shares of its common stock in exchange for all of the outstanding common stock of Zendex. Immediately prior to executing the stock purchase agreement the Company had 2,186,692 shares of common stock issued and outstanding. The reorganization was accounted for as a recapitalization of Zendex because the shareholders of Zendex controlled the Company immediately after the acquisition. Therefore, Zendex is treated as the acquiring entity. The Company is the acquiring entity for legal purposes and Zendex is the surviving entity for accounting purposes. Accordingly there was no adjustment to the carrying value of the assets or liabilities of Zendex.

Principals of Consolidation - The consolidated financial statements include the accounts of Merilus, Inc. and its wholly-owned subsidiary Zendex, Inc.  All significant intercompany accounts and transactions have been elimiated in the consolidation.

Accounting method – The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year end.

Use of estimates – These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Revenue recognition – Revenue will be recognized when the services are provided and collection is reasonably assured.

Cash and cash equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company’s cash balance held at a single institution at times may be in excess of the federally insured maximum of $250,000.

Development stage company - Historically, the Company has been considered a Development Stage Company. As a result of operations and revenues during 2012, the Company has fully commenced its planned operations, generated significant revenues, and is no longer considered a Development Stage Company.

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

Merilus, Inc.

Notes to Consolidaed Financial Statements

December 31, 2012 and 2011

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Deferred tax asset and the valuation account are as follows at December 31, 2012 and 2011:

	2012	2011

Net operating loss carryforward	$45	$2,800
Valuation allowance	(45)	(2,800)

Deferred tax asset	$-	$-

The components of income tax expense are as follows:

	2012	2011

Current federal tax	$1,078	$-
Current state tax	359	-
Nondeductible expenses	1,318	-
Change in NOL benefit	-	2,800
Change in valuation allowance	(2,755)	(2,800)

	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $200 and $14,000 as of December 31, 2012 and 2011, respectively, which may be offset against future taxable income through 2032. No tax benefit has been reported in the consolidated financial statements.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011 the Company had no accrued interest or penalties related to uncertain tax positions.

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

The following table sets forth the computation of basic income per share for the period ended December 31, 2011:

	2012	2011

Income (loss) (numerator)	$7,181	$(14,218)
Shares (denominator)	18,522,308	15,029,156

Net income (loss) per share – basic and diluted	$.00	$(.00)

Merilus, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 2 – Concentrations of Risk

The Company’s operations to date have consisted of only four significant revenue transactions.  Future transactions remain uncertain.

Note 3 – Equity Transactions

The Company is authorized to issue a total of 50,000,000 shares consisting of 5,000,000 shares of preferred stock and 45,000,000 shares of common stock having a par value of $0.001 per share.  During the year ended December 31, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The president contributed $500 to cover expenses during the year ended December 31, 2012.  This has been recorded as additional paid in capital.

During the year ended December 31, 2011, the Company issued 15,000,000 shares of common stock to the president and sole director for consulting services valued at $1,000.  The company also recorded 2,186,692 shares of common stock as a result of the recapitalization.

Note 4 – Related Party Transactions

During the year ended December 31, 2012 and 2011, the president and sole director loaned $2,312 and $8,000, respectively, to the Company.  Interest of 6% was computed on the balance of the related party payable and recorded as $504 and $388 of accrued interest as of December 31, 2012 and 2011, respectively.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of December 31, 2012 and 2011, is $33,727 and $33,352 with accrued interest of $21,031 and $14,944, respectively.

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

The carrying amounts reported in the balance sheet for the cash and cash equivalents and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying value of the related party payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2012.

Note 6 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a limited operating history and their operations thus far have consisted of only one significant transaction.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

Merilus, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 7 – Subsequent Events

The Company has evaluated all subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.