Form 10-Q
period 2013-03-31
Merilus, Inc.
filed 2013-05-10
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

18,686,692 shares of $0.001 par value common stock on May 6, 2013

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013

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

MERILUS, INC. Consolidated Balance Sheets
	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$830	$140
Total Assets	830	140
Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	18,212	11,253
Cash deficit	-	147
Related party note payable	45,180	44,039
Related party interest payable	23,582	21,923
Total Liabilities	86,974	77,362
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 18,686,692 shares issued and outstanding at March 31, 2013 and December 31,2012, respectively	18,686	18,686
Paid in capital	(88,871)	(88,871)
Deficit accumulated during the development stage	(15,959)	(7,037)
Total Stockholders' Deficit	(86,144)	(77,222)
Total Liabilities and Stockholders' Deficit	$830	$140

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended

	March 31, 2013	March 31, 2012

Revenue	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Expenses:
General and administrative	7,263	6,383
Total Expense	7,263	6,383

Loss from Operations	(7,263)	(6,383)

Other Expense

Interest expense	1,659	1,616
Total other expense	1,659	1,616

Net Loss	$(8,922)	$(7,999)

Net loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	18,686,692	18,027,351

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.
Consolidated Statements of Cash Flows Unaudited

                       For the Three Months Ended

	March 31, 2013	March 31, 2012

Operating Activities:
Net Loss	$(8,922)	$(7,999)
Adjustment to reconcile net loss to net cash position:
Increase (decrease) in accounts payable	6,959	(2,312)
Increase (decrease) in accrued liabilities	-	(614)
Increase in related party accrued interest	1,659	1,616
Net cash used for operating activities	(304)	(9,309)
Cash flows from Investing Activities	-	-
Financing Activities:
Cash deficit	(147)	-
Proceeds from issuance of common stock	-	15,000
Contributed Capital	-	500
Proceeds from related party payable	1,141	-
Net cash provided from financing activities	994	15,500
Net increase (decrease) in cash	690	6,191
Net cash position at start of period	140	2,017
Net cash position at end of period	$830	$8,208
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Unaudited Financial Statements

March 31, 2013

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2012.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 4 – Related Party Transactions

During the quarter ended March 31, 2013, the president and sole director loaned $1,411 to the Company.  Interest of 6% was computed on the balance of the related party payable.  Accrued interest is $1,054 as of march 31, 2013.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of March 31, 2013, is $33,727 with accrued interest of $22,528.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2013, Merilus had current assets of $830 with liabilities of $86,974. We had negative working capital of $86,144 on March 31, 2013.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2013, Merilus had no revenues as the focus of operations was on developing a new online distribution model.  Merilus general and administrative expenses for the three months ended March 31, 2013, was $7,263.  Merilus had a loss for the three months ended March 31, 2013 of $8,922. During the quarter ended March 31, 2012, we had a loss of $7,999 on no revenue and general and administrative expenses of $6,383   We are working to change our business model and focus more on online sales as a way of generating revenue in the future. We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended March 31, 2013.  During the quarter ended March 31, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The sale was made to two investors.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

During the quarter ended March 31, 2013, the Company’s president loaned the Company $1,411for working capital.

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

Dated: May 10, 2013

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer