Form 10-Q
period 2013-06-30
Merilus, Inc.
filed 2013-08-14
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

18,686,692 shares of $0.001 par value common stock on July 18, 2013

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2013

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

MERILUS, INC. Consolidated Balance Sheets
	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$9,261	$140
Total Assets	9,261	140
Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	13,479	11,253
Cash deficit	-	147
Income tax payable	1,136	-
Related party note payable	45,180	44,039
Related party interest payable	25,267	21,923
Total Liabilities	85,062	77,362
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 18,686,692 shares issued and outstanding at March 31, 2013 and December 31,2012, respectively	18,686	18,686
Paid in capital	(88,871)	(88,871)
Deficit accumulated during the development stage	(5,616)	(7,037)
Total Stockholders' Deficit	(75,801)	(77,222)
Total Liabilities and Stockholders' Deficit	$9,261	$140

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenue	$17,000		$-	$17,000	$-

Cost of Sales	-		-	-	-

Gross Profit	17,000		-	17,000	-

Expenses:
General and administrative	3,836		5,346	11,099	11,729
Total Expense	3,836		5,346	11,099	11,729
Income (loss) from Operations	13,164		(5,346)	5,901	(11,729)
Other Expense
Interest expense	1,685		1,651	3,344	3,267
Total other expense	1,685		1,651	3,344	3,267
Income before provision for income taxes	11,479		(6,997)	2,557	(14,996)
Provision for income taxes	1,136		-	1,136	-
Net Income (Loss)	$10,343		$(6,997)	$1,421	$(14,996)
Net income (loss) per share of common stock	$0.00	$	(0.00)	$0.00	$0.00
Weighted average number of common shares outstanding	18,686,692		18,686,692	18,686,692	18,357,022

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.
Consolidated Statements of Cash Flows Unaudited
	For the Six Months Ended
	June 30, 2013	June 30, 2012

Operating Activities:
Net Income (Loss)	$1,421	$(14,996)
Adjustment to reconcile net loss to net cash position:
Increase (decrease) in accounts payable	2,226	(4,938)
Increase (decrease) in accrued liabilities	-	(614)
Increase in income tax payable	1,136	-
Increase in related party accrued interest	3,344	3,641
Net cash used for operating activities	8,127	(16,907)
Cash flows from Investing Activities	-	-
Financing Activities:
Cash deficit	(147)	-
Proceeds from issuance of common stock	-	15,000
Contributed Capital	-	500
Proceeds from related party payable	1,141	-
Net cash provided from financing activities	994	15,500
Net increase (decrease) in cash	9,121	(1,407)
Net cash position at start of period	140	2,017
Net cash position at end of period	$9,261	$610
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Unaudited Financial Statements

June 30, 2013

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 4 – Related Party Transactions

During the six months ended June 30, 2013, the president and sole director loaned $1,141 to the Company.  Interest of 6% was computed on the balance of the related party payable.  Accrued interest is $1,225 as of June 30, 2013.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of June 30, 2013, is $33,727 with accrued interest of $24,042.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2013, Merilus had current assets of $9,261 with liabilities of $85,062. We had negative working capital of $75,801 on June 30, 2013.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2013, Merilus had $17,000 in revenues.  Merilus general and administrative expenses for the three and six months ended June 30, 2013, were $3,836 and $11,099, respectively. Merilus had a positive net income for the three and six months ended June 30, 2013 of $10,343 and $1,421, respectively. During the three and six months ended June 30, 2012, we had a loss of $6,997 and $14,996, respectively, and no revenue with general and administrative expenses of $5,346 and $11,729, respectively.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time. With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended June 30, 2013.  During the quarter ended June 30, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The sale was made to two investors.

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

ITEM 5.  Other Information.

During the quarter ended June 30, 2013, the Company’s president loaned the Company $1,411for working capital.

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

Dated: August 9, 2013

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer