Form 10-Q
period 2013-09-30
Merilus, Inc.
filed 2013-11-13
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

18,686,692 shares of $0.001 par value common stock on November 11, 2013

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2013

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

MERILUS, INC. Consolidated Balance Sheets
	September 30, 2013	December 31, 2012
Statement of Financial Position	(Unaudited)
Assets:
Current Assets:
Cash in bank	$5,237	$140
Total Assets	5,237	140
Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	13,376	11,253
Cash deficit	-	147
Income tax payable	123	-
Related party note payable	45,180	44,039
Related party interest payable	26,970	21,923
Total Liabilities	85,649	77,362
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 18,686,692 shares issued and outstanding at March 31, 2013 and December 31,2012, respectively	18,686	18,686
Paid in capital	(88,871)	(88,871)
Deficit accumulated during the development stage	(10,227)	(7,037)
Total Stockholders' Deficit	(80,412)	(77,222)
Total Liabilities and Stockholders' Deficit	$5,237	$140

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Income Statement
Revenue	$-		$3,000	$17,000	$3,000

Cost of Sales	-		-	-	-

Gross Profit	-		3,000	17,000	3,000

Expenses:
General and administrative	3,822		3,345	14,920	15,074
Total Expense	3,822		3,345	14,920	15,074
Income (loss) from Operations	(3,822)		(345)	2,080	(12,074)
Other Expense
Interest expense	1,703		1,660	5,047	4,927
Total other expense	1,703		1,660	5,047	4,927
Income (loss) before provision for income taxes	(5,525)		(2,005)	(2,967)	(17,001)
Provision for income taxes	(913)		-	223	-
Net Loss	$(4,612)		$(2,005)	$(3,190)	$(17,001)
Net income (loss) per share of common stock	$0.00	$	(0.00)	$0.00	$0.00
Weighted average number of common shares outstanding	18,686,692		18,686,692	18,686,692	18,357,022

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.
Consolidated Statements of Cash Flows Unaudited
	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Statement of Cash Flows
Operating Activities:
Net Income (Loss)	$(3,190)	$(17,001)
Adjustment to reconcile net loss to net cash position:
Increase (decrease) in accounts payable	2,123	(4,668)
Increase (decrease) in accrued liabilities	-	(614)
Increase in income tax payable	123	-
Increase in related party accrued interest	5,047	4,926
Net cash used for operating activities {sum}	4,103	(17,357)
Cash flows from Investing Activities {sum}	-	-
Financing Activities:
Cash deficit	(147)	-
Proceeds from issuance of common stock	-	15,000
Contributed Capital	-	500
Proceeds from related party payable	1,141	575
Net cash provided from financing activities	994	16,075
Net increase (decrease) in cash	5,097	(1,282)
Net cash position at start of period	140	2,017
Net cash position at end of period	$5,237	$735
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Unaudited Financial Statements

September 30, 2013

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 4 – Related Party Transactions

During the nine months ended September 30, 2013, the president and sole director loaned $1,141 to the Company. Interest of 6% was computed on the balance of the related party payable.  Accrued interest is $1,399 as of September 30, 2013.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of September 30, 2013, is $45,180 with accrued interest of $26,970.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2013, Merilus had current assets of $5,237 with liabilities of $85,649. We had negative working capital of $80,412 on September 30, 2013.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2013, Merilus had $17,000 in revenues.  Merilus general and administrative expenses for the three and nine months ended September 30, 2013, were $3,822 and $14,920, respectively.  Merilus had a net loss for the three and nine months ended September 30, 2013 of $4,612 and $3,190, respectively. During the three and nine months ended September 30, 2012, we had a loss of $2,005 and $17,001, respectively, and no revenue with general and administrative expenses of $3,345 and $15,074, respectively.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The sale was made to two investors.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

During the nine months ended September 30, 2013, the Company’s president loaned the Company $1,141for working capital.

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

Dated: November 11, 2013

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

 By: /s/ Alex Demitriev

       Alex Demitriev, Principal Financial Officer