Form 10-K
period 2013-12-31
Merilus, Inc.
filed 2014-03-31
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [  ]

No   [X]

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

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2013, was $0.05 giving the shares held by non-affiliates a market value of $101,845.

As of February 10, 2014, the Registrant had 18,686,692 shares of common stock issued and outstanding.

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

Quarter Ended

High Bid

Low Bid

December 2013

$0.05

$0.02

September 2013

$0.023

$0.02

June 2013

$0.021

$0.02

March 2013

$0.02

$0.01

December 2012

$0.27

$0.009

September 2012

$0.35

$0.01

June 2012

$0.20

$0.05

March 2012

$0.05

$0.05

December 2011

$0.30

$0.01

September 2011

$0.10

$0.01

June 2011

$0.10

$0.01

March 2011

$0.10

$0.01

The prices above are based on very limited volume and wide spreads between the bid and ask prices.  Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.  On February 10, 2014, the bid price was $0.02 per share.  The Company’s shares of common stock have limited trading and the bid and ask price may not be indicative of the actual price a shareholder would receive if they tried to sell their shares.

Holders – At February 10, 2014, the Company had approximately 50 stockholders of record based on information obtained from the Company’s transfer agent.

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

Item 6.  Selected Financial Data

Summary of Financial Information

For the year ended December 31, 2013, we had revenue of $17,000.  We had a net loss of $7,948 for the year ended December 31, 2013. At December 31, 2013, we had cash and cash equivalents of $1,117 and a negative working capital of $85,170.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2011
Revenues	$ 17,000	$ 143,513
General and Administrative Expenses	18,097	18,013
Other Income and Expense	6,751	6,591
Net Income (Loss)	(7,948)	7,181
Basic Loss per Share	0.00	0.00
Diluted Loss per Share	0.00	0.00
BALANCE SHEET DATA:
	December 31, 2013	December 31, 2011
Total Current Assets	$ 1,117	$ 140
Total Assets	1,117	140
Total Current Liabilities	86,287	77,362
Working Capital	(85,170)	(77,222)
Stockholders’ Equity (Deficit)	(85,170)	(77,222)

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2013, Merilus had current assets of $1,117 with liabilities of $86,287. We had negative working capital of $85,170 on December 31, 2013.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model. Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2013, Merilus had revenues of $17,000.  Merilus general and administrative expenses were $18,097 for the year ended December 31, 2013 resulting in a net loss of $7,948 for the year ended December 31, 2013.  For the December 31, 2012, Merilus had revenues of $143,513 with cost of sales of $111,728.  Merilus general and administrative expenses were $18,013 for the year ended December 31, 2012 resulting in net income of $7,181 for the year ended December 31, 2012.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to sell paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, 1992.   Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting were effective base on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm since the Company is not an accelerated filer or large accelerated filed.

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

47

Secretary, Treasurer,

Director

2006

Josh Turner

33

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Josh Turner, CEO	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--
Alex Demitriev, CEO	2011	--	--	$22,000	--	--	--	--	$22,000

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2013, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Josh Turner, CEO	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--
Alex Demitriev, CEO	2011	--	--	$22,000	--	--	--	--	$22,000

__________________________

Cash Compensation – No cash compensation  was  paid to any director or executive officer of the Company during the fiscal years ended December 31, 2013 and 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2013, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 18,686,692 issued and outstanding shares of the Company's common stock, and the name and stockholdings of each director and of all officers and directors as a group.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $8,243 for 2013 and $8,140 for 2012.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2013 and $0 for 2012.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2013 and $0 for 2012.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2013 and  $0 for 2012.

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

By: /s/ Josh Turner

Josh Turner, Principal Executive Officer

By: /s/ Alex Demitriev

Alex Demitriev, Principal Financial Officer

Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Josh Turner

Josh Turner, Director

By: /s/ Alex Demitriev

Alex Demitriev, Director

Date: March 28, 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH  84111

_______________

(801) 328-2727     FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Merilus, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2013 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no significant ongoing operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 20, 2014

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Merilus, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from inception and has no significant ongoing operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 23, 2013

MERILUS, INC.

Balance Sheet

Assets:	December 31, 2013	December 31, 2012
Current Assets:
Cash in bank	$1,117	$140
Total Assets	$1,117	$140
Liabilities and Stockholders' Deficit:
Accounts payable	$6,964	$11,253
Cash deficit	-	147
Related party note payable	50,649	44,039
Related party interest payable	28,674	21,923
Total Current Liabilities	86,287	77,362
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 18,686,692 shares issued and outstanding, respectively	18,686	18,686
Paid in capital	(88,871)	(88,871)
Deficit accumulated during the development stage	(14,985)	(7,037)
Total Stockholders' Deficit	(85,170)	(77,222)
Total Liabilities and Stockholders' Deficit	$1,117	$140

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statements of Operations

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenue	$17,000	$143,513
Cost of Sales	-	111,728
Gross Profit	17,000	31,785

Expenses:
General and administrative	18,097	18,013
Total Expense	18,097	18,013

Income (Loss) from Operations	(1,097)	13,772

Other Expense
Interest expense	6,751	6,591
Total other expense	6,751	6,591

Income (loss) before provision for income taxes	(7,848)	7,181

Income tax expense	(100)	-

Net Income (Loss)	$(7,948)	$7,181

Basic and diluted income (loss) per share	$(0.00)	$0.00

Basic and diluted weighted average common shares Outstanding	18,686,692	18,522,308

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statements of Changes in Stockholders’ Deficit

	Common		Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, March 9, 2011 – date of inception	-	$-	$-	$-	$-
Common Stock issued on March 10, 2011 for services to set up the Company valued at $0.000066/share	15,000,000	15,000	(14,000)	-	1,000
Recapitalization of Merilus, Inc. through reverse merger with Zendex Inc.	2,186,692	2,186	(88,871)	-	(86,685)
Net Operating Loss for the year ended December 31, 2011	-	-	-	(14,218)	(14,218)
Balance, December 31, 2011	17,186,692	17,186	(102,871)	(14,218)	(99,903)
Common Stock issued on February 9, 2012 for cash for $0.01/share	1,500,000	1,500	13,500	-	15,000
Contributed capital	-	-	500	-	500
Net Operating Income for the year ended December 31, 2012	-	-	-	7,181	7,181

Balance, December 31, 2012	18,686,692	18,686	(88,871)	(7,037)	(77,222)
Net Operating Loss for the year ended December 31, 2013	-	-	-	(7,948)	(7,948)
Balance, December 31, 2013	18,686,692	$ 18,686	$ (88,871)	$ (14,985)	$ (85,170)

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Operating Activities:
Net income (loss) from operations	$(7,948)	$7,181
Contributed capital to fund expenses	-	500
Adjustment to reconcile net loss to net cash position:
Increase (decrease) in accounts payable	1,180	(33,369)
Increase in accrued liabilities	-	(614)
Increase in related party and accrued interest	6,751	7,078
Net cash used for operating activities	(17)	(19,224)
Cash flows from Investing Activities:	-	-
Financing Activities:
Cash overdraft	(147)	147
Proceeds from common stock issued	-	15,000
Proceeds from related party payable	1,141	2,200
Net cash provided from financing activities	994	17,347
Net increase (decrease) in cash	977	(1,877)
Net cash position at start of period	140	2,017
Net cash position at end of period	$1,117	$140

Supplement disclosure of cash flow information
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Payment of accounts payable to related parties	$5,469	$-

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Merilus, Inc. (the “Company”) was incorporated under the laws of the State of Utah on March 9, 2011.   The Company facilitates and brokers art throughout the world.

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

Deferred tax asset and the valuation account are as follows at December 31, 2013 and 2012:

	2013	2012

Net operating loss carryforward	$265	$45
Valuation allowance	(265)	(45)

Deferred tax asset	$-	$-

The components of income tax expense are as follows:

	2013	2012

Current federal tax	$(1,177)	$1,078
Current state tax	(392)	359
Nondeductible expenses	1,350	1,318
Change in NOL benefit	-	-
Change in valuation allowance	219	(2,755)

	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $1,300 and $200 as of December 31, 2013 and 2012, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012 the Company had no accrued interest or penalties related to uncertain tax positions.

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

The following table sets forth the computation of basic income per share for the period ended December 31, 2013 and 2012:

	2013	2012

Income (loss) (numerator)	$(7,948)	$7,181
Shares (denominator)	18,686,692	18,522,308

Net income (loss) per share – basic and diluted	$(.00)	$.00

Note 2 – Concentrations of Risk

The Company’s operations to date have consisted of only five significant revenue transactions.  Future transactions remain uncertain.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a limited operating history and their operations thus far have consisted of only five significant transaction.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Note 4 – Equity Transactions

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

Note 5 – Related Party Transactions

During the year ended December 31, 2013 and 2012, the president and sole director loaned $1,141 and $2,200, respectively, to the Company.  Interest of 6% was computed on the balance of the related party payable and recorded as $680 and $504 of accrued interest as of December 31, 2013 and 2012, respectively.  The principal balance as of December 31, 2013 and 2012 is $11,454 and $10,312 with accrued interest of $1,572 and $892, respectively.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of December 31, 2013 and 2012 is $39,195 and $33,727 with accrued interest of $27,102 and $21,031, respectively.  During 2013 this stockholder paid accounts payable of $5,469 on the Company’s behalf which was then added to the stockholder’s loan amount.

Note 6 – Fair Value of Financial Instruments

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

The carrying amounts reported in the balance sheet for the cash and cash equivalents and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying value of the related party payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2013.

Note 7 – Subsequent Events

The Company has evaluated all subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.