Form 10-Q
period 2014-06-30
Merilus, Inc.
filed 2014-08-13
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

18,686,692 shares of $0.001 par value common stock on August 1, 2014.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

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

MERILUS, INC. Consolidated Balance Sheets
	June 30, 2014	December 31, 2013
Statement of Financial Position	(Unaudited)
Assets:
Current Assets:
Cash in bank	$41,095	$1,117
Total Assets	41,095	1,117
Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	11,134	6,964
Income tax payable	1,785	-
Accrued commissions	20,000	-
Related party note payable	57,298	50,649
Related party interest payable	32,531	28,674
Total Liabilities	122,748	86,287
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 18,686,692 shares issued and outstanding at June 30, 2014 and December 31,2013, respectively	18,686	18,686
Paid in capital	(88,871)	(88,871)
Accumulated Deficit	(11,468)	(14,985)
Total Stockholders' Deficit	(81,653)	(85,170)
Total Liabilities and Stockholders' Deficit	$41,095	$1,117

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Income Statement
Revenue	$40,000	$17,000	$40,000	$17,000

Cost of Sales	20,000	-	20,000	-

Gross Profit	20,000	17,000	20,000	17,000

Expenses:
General and administrative	3,757	3,836	10,841	11,099
Total Expense	3,757	3,836	10,841	11,099
Income (loss) from Operations	16,243	13,164	9,159	5,901
Other Expense
Interest expense	1,948	1,685	3,857	3,344
Total other expense	1,948	1,685	3,857	3,344
Income before provision for income taxes	14,295	11,479	5,302	2,557
Provision for income taxes	1,785	1,136	1,785	1,136
Net Income (Loss)	$12,510	$10,343	$3,517	$1,421
Net income (loss) per share of common stock	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	18,686,692	18,686,692	18,686,692	18,686,692

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.
Consolidated Statements of Cash Flows Unaudited
	For the Six Months Ended
	June 30, 2014	June 30, 2013
Statement of Cash Flows
Operating Activities:
Net Income (Loss)	$3,517	$1,421
Adjustment to reconcile net loss to net cash position:
Increase (decrease) in accounts payable	4,169	2,226
Increase (decrease) in accrued liabilities	20,000	-
Increase in income tax payable	1,785	1,136
Increase in related party accrued interest	3,857	3,344
Net cash provided by operating activities	33,328	8,127
Cash flows from Investing Activities	-	-
Financing Activities:
Cash deficit	-	(147)
Proceeds from issuance of common stock	-	-
Contributed Capital	-	-
Proceeds from related party payable	6,650	1,141
Net cash provided from financing activities	6,650	994
Net increase (decrease) in cash	39,978	9,121
Net cash position at start of period	1,117	140
Net cash position at end of period	$41,095	$9,261
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Unaudited Financial Statements

June 30, 2014

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 4 – Related Party Transactions

The company has related party notes payable of $57,298 as of June 30, 2014 with $32,531 in interest payable on these notes.  The related party notes payable increased during the six months ended June 30, 2014, as a result of the president and sole director loaning $6,650 to the Company.  Interest of 6% was computed on the balance of the related party payable to the president.  Total accrued interest is $1,930 as of June 30, 2014 to the president.  In addition to the related party payables to the Company’s president, the Company also has a related party note which is an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of June 30, 2014, of the note is $33,727 with accrued interest of $30,601.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2014, Merilus had current assets of $41,095 with liabilities of $122,748. We had negative working capital of $81,653 on June 30, 2014.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2014, Merilus had $40,000 in revenues.  Merilus general and administrative expenses for the three and six months ended June 30, 2014, were $3,757 and $10,841, respectively.  Merilus had a positive net income for the three and six months ended June 30, 2014 of $12,510 and $3,517, respectively. During the three and six months ended June 30, 2013, we had net income of $10,343 and $1,421, respectively, and $17,000 in revenue with general and administrative expenses of $3,836 and $11,099, respectively.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended June 30, 2014 or 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

During the quarter ended June 30, 2014, the Company’s president loaned the Company $1,411for working capital.

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

Dated: August 11, 2014

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer