Form 10-Q
period 2014-09-30
Merilus, Inc.
filed 2014-11-13
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

18,686,692 shares of $0.001 par value common stock on November 15, 2014

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

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

MERILUS, INC. Consolidated Balance Sheets
	September 30, 2014	December 31, 2013
Statement of Financial Position	(Unaudited)
Assets:
Current Assets:
Cash in bank	$33,911	$1,117
Total Assets	33,911	1,117
Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	6,965	6,964
Income tax payable	1,181	-
Accrued commissions	20,000	-
Related party note payable	57,298	50,649
Related party interest payable	34,583	28,674
Total Liabilities	120,027	86,287
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000,000 share authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,686,692 and 18,686,692 shares issued and outstanding at September 30, 2014 and December 31,2013, respectively	18,686	18,686
Paid in capital	(88,871)	(88,871)
Deficit accumulated during the development stage	(15,931)	(14,985)
Total Stockholders' Deficit	(86,116)	(85,170)
Total Liabilities and Stockholders' Deficit	$33,911	$1,117

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Income Statement
Revenue	$-	$-	$40,000	$17,000

Cost of Sales	-	-	20,000	-

Gross Profit	-	-	20,000	17,000

Expenses:
General and administrative	3,015	3,822	13,856	14,920
Total Expense	3,015	3,822	13,856	14,920
Income (loss) from Operations	(3,015)	(3,822)	6,144	2,080
Other Expense
Interest expense	2,052	1,703	5,909	5,047
Total other expense	2,052	1,703	5,909	5,047
Income (loss) before provision for income taxes	(5,067)	(5,525)	235	(2,967)
Provision for income taxes	604	913	(1,181)	(223)
Net Loss	$(4,463)	$(4,612)	$(946)	$(3,190)
Net income (loss) per share of common stock	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	18,686,692	18,686,692	18,686,692	18,686,692

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.
Consolidated Statements of Cash Flows Unaudited
	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Statement of Cash Flows
Operating Activities:
Net Income (Loss)	$(946)	$(3,190)
Adjustment to reconcile net loss to net cash position:
Increase (decrease) in accounts payable	-	2,123
Increase (decrease) in accrued liabilities	20,000	-
Increase in income tax payable	1,181	123
Increase in related party accrued interest	5,909	5,047
Net cash used for operating activities	26,144	4,103
Cash flows from Investing Activities	-	-
Financing Activities:
Cash deficit	-	(147)
Proceeds from issuance of common stock	-	-
Contributed Capital	-	-
Proceeds from related party payable	6,650	1,141
Net cash provided from financing activities	6,650	994
Net increase (decrease) in cash	32,794	5,097
Net cash position at start of period	1,117	140
Net cash position at end of period	$33,911	$5,237
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 4 – Related Party Transactions

During the nine months ended September 30, 2014, the president and sole director loaned $6,650 to the Company. Interest of 6% was computed on the balance of the related party payable which was $18,103 at September 30, 2014. Accrued interest is $2,204 as of September 30, 2014.

The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of September 30, 2014, is $39,195 with accrued interest of $32,379.

Merilus, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2014, Merilus had current assets of $33,911 with liabilities of $120,027. We had negative working capital of $86,116 on September 30, 2014.  We will have to obtain additional capital to execute our business plan.  Our prior revenue was generated from art brokerage, but our focus, going forward, will be online art brokering and to this end are developing a website to act as a portal for the sale of art.  The ultimate costs of the development of the website and the funds needed to operate it until sustained revenue is achieved are unknown at this time.  However, without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2014, Merilus had $0 and $40,000 in revenues, respectively. Merilus general and administrative expenses for the three and nine months ended September 30, 2014, were $3,015 and $13,856, respectively.  Merilus had a net loss for the three and nine months ended September 30, 2014 of $4,463 and $946, respectively. During the three and nine months ended September 30, 2013, we had a loss of $4,612 and $3,190, respectively, and $0 and $17,000 in revenue with general and administrative expenses of $3,822 and $14,920, respectively.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the nine months ended September 30, 2014 and 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

During the nine months ended September 30, 2014, the Company’s president loaned the Company $6,650 for working capital.

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

Dated: November 12, 2014

By: /s/ Josh Turner

Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

Alex Demitriev, Principal Financial Officer