Form 10-K
period 2014-12-31
Merilus, Inc.
filed 2015-03-20
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2014, was $0.03 giving the shares held by non-affiliates a market value of $61,107.

As of March 2, 2015, the Registrant had 18,686,692 shares of common stock issued and outstanding.

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

Zendex was incorporated in the state of Utah in March 2011 to create an online platform for the sale of art.  Zendex management had previous experience in the art business and believed an opportunity existed for the creation of a site dedicated to bringing buyers and sellers of art together.  Zendex believes it can act as a consignment seller of the art.  In addition to the art sales, Zendex will create content on its site aimed at both the artist and the general public covering news related to the art world and featuring different artists.  As the website’s popularity grows, the site will seek to obtain additional revenue through advertisements.

Products and Services

Management has focused on the sale of art through consignment sales over the last year.  Management would like to be able to expand into an online business but has had difficulty in creating a website with the security and interactive capability to verify and authenticate art works which would be sold on the site.  As such, management has had to rely on its core business of art consignment until it is able to revamp its online business model and is investigating limiting sales only to existing galleries or known dealers.  Until a site is developed which can work with existing galleries and dealers, management will work on expanding its existing consignment business.

Marketing Strategy

Our marketing efforts will center on online efforts including social media marketing on Facebook, twitter and other similar sites.  We rely extensively on word of mouth and have focused on niche markets where customers can be identified based on prior purchases.  We may, once we obtain additional capital, use pay per click marketing on a limited basis.

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

Concentration of Customers

Since we are only beginning operations, we do not have any existing clients. Our clients will typically be smaller consumers and we do not anticipate any concentration of customers.

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

Quarter Ended

High Bid

Low Bid

December 2014

$0.25

$0.02

September 2014

$0.46

$0.02

June 2014

$0.03

$0.01

March 2014

$0.05

$0.03

December 2013

$0.05

$0.02

September 2013

$0.023

$0.02

June 2013

$0.021

$0.02

March 2013

$0.02

$0.01

December 2012

$0.27

$0.009

September 2012

$0.35

$0.01

June 2012

$0.20

$0.05

March 2012

$0.05

$0.05

The prices above are based on very limited volume and wide spreads between the bid and ask prices.  Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.  On March 2, 2015, the bid price was $0.07 per share.  The Company’s shares of common stock have limited trading and the bid and ask price may not be indicative of the actual price a shareholder would receive if they tried to sell their shares.

Holders – At March 2, 2015, the Company had approximately 50 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has not sold any securities during the last two completed fiscal years.

Item 6.  Selected Financial Data

Summary of Financial Information

For the year ended December 31, 2014, we had revenue of $40,000.  We had a net loss of $14,938 for the year ended December 31, 2014.  At December 31, 2014, we had cash and cash equivalents of $927 and a negative working capital of $100,108.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues	$ 40,000	$ 17,000
Cost of sales	29,000	-
General and Administrative Expenses	17,871	18,097
Other Income and Expense	(7,967)	(6,751)
Net Income (Loss)	(14,938)	(7,948)
Basic Loss per Share	0.00	0.00
Diluted Loss per Share	0.00	0.00
BALANCE SHEET DATA:
	December 31, 2014	December 31, 2013
Total Current Assets	$ 1,023	$ 1,117
Total Assets	1,023	1,117
Total Current Liabilities	101,131	86,287
Working Capital	(100,108)	(85,170)
Stockholders’ Equity (Deficit)	(100,108)	(85,170)

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2014, Merilus had current assets of $1,023 with liabilities of $101,131. We had negative working capital of $100,108 on December 31, 2014.  We will have to obtain additional capital to execute our business plan.  Our revenue was generated from art brokerage.  Without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2014, Merilus had revenues of $40,000 with cost of sales of $29,000.  Merilus general and administrative expenses were $17,871 for the year ended December 31, 2014 resulting in a net loss of $14,938 for the year ended December 31, 2014.  For the December 31, 2013, Merilus had revenues of $17,000.  Merilus’ general and administrative expenses were $18,097 for the year ended December 31, 2013 resulting in net loss of $7,948 for the year ended December 31, 2013.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.  We believe our future success is in our ability to generate an online site to sell paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time.  With our efforts focused on this newly revised business model, we have not been as aggressive at seeking new business for our existing operations.  As such, we would anticipate revenue to be less in upcoming quarters until our online site is completed.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework.   Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting were effective base on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm since the Company is not an accelerated filer or large accelerated filer.

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

48

Secretary, Treasurer,

Director

2006

Josh Turner

34

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

Mr. Turner formed Zendex in March 2011 and has focused on developing the Zendex business plan throughout 2011.  Prior to forming Zendex, Mr. Turner worked in the art brokering industry as a private consultant during the prior five years and for various artists as a consultant. Mr. Turner started in the art industry as a broker for Russian Art and has represented several artists as a private consultant. Mr. Turner had no relationship to Merilus prior to the acquisition of Zendex.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Josh Turner, CEO	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--
Alex Demitriev, CEO	2012	--	--	--	--	--	--	--	--

__________________________

Cash Compensation – No cash compensation  was  paid to any director or executive officer of the Company during the fiscal years ended December 31, 2014 and 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2014, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 18,686,692 issued and outstanding shares of the Company's common stock, and the name and stockholdings of each director and of all officers and directors as a group.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the year ended December 31, 2014 and 2013, the president and sole director loaned $6,650 and $1,141, respectively, to the Company.  Interest of 6% was computed on the balance of the related party payable and recorded as $906 and $680 of accrued interest as of December 31, 2014 and 2013, respectively.  The principal balance as of December 31, 2014 and 2013 is $18,103 and $11,454 with accrued interest of $2,478 and $1,572, respectively.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of December 31, 2014 and 2013 is $39,323 and $39,195 with accrued interest of $34,162 and $27,102, respectively.  During 2014 and 2013 this stockholder paid accounts payable of $127 and $5,469, respectively, on the Company’s behalf which was then added to the stockholder’s loan amount.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $8,744 for 2014 and $8,243 for 2013.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $0 for 2014 and $0 for 2013.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2014 and $0 for 2013.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2014 and  $0 for 2013.

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

Notes to Financial Statements

F-6-F-8

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

Date: March 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Josh Turner

       Josh Turner, Director

By:  /s/ Alex Demitriev

        Alex Demitriev, Director

Date: March 19, 2015

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH  84025

_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Merilus, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Merilus, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merilus, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 11, 2015

MERILUS, INC.

Balance Sheets

Assets:	December 31, 2014	December 31, 2013
Current Assets:
Cash in bank	$927	$1,117
Prepaid expense	96	-
Total Assets	$1,023	$1,117
Liabilities and Stockholders' Deficit:
Accounts payable	$6,965	$6,964
Income tax payable	100	-
Related party note payable	57,426	50,649
Related party interest payable	36,640	28,674
Total Current Liabilities	101,131	86,287
Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,686,692 and 18,686,692 shares issued and outstanding, respectively	18,686	18,686
Paid in capital	(88,871)	(88,871)
Accumulated deficit	(29,923)	(14,985)
Total Stockholders' Deficit	(100,108)	(85,170)
Total Liabilities and Stockholders' Deficit	$1,023	$1,117

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statements of Operations

	For the Year Ended December 31,
	2014	2013
Revenue	$40,000	$17,000
Cost of Sales	29,000	-
Gross Profit	11,000	17,000

Expenses:
General and administrative	17,871	18,097
Total Expense	17,871	18,097

Income (Loss) from Operations	(6,871)	(1,097)

Other Expense
Interest expense	7,967	6,751
Total other expense	7,967	6,751

Income (loss) before provision for income taxes	(14,838)	(7,848)

Income tax expense	(100)	(100)

Net Income (Loss)	$(14,938)	$(7,948)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares Outstanding	18,686,692	18,686,692

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statements of Changes in Stockholders’ Deficit

For the Years ended December 31, 2013 and 2014

	Common		Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 1, 2013	18,686,692	$18,686	$(88,871)	$(7,037)	$(77,222)
Net Operating Loss for the year ended December 31, 2013	-	-	-	(7,948)	(7,948)
Balance, December 31, 2013	18,686,692	18,686	(88,871)	(14,985)	(85,170)
Net Operating Loss for the year ended December 31, 2014	-	-	-	(14,938)	(14,938)
Balance, December 31, 2014	18,686,692	$18,686	$(88,871)	$(29,923)	$(100,108)

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Operating Activities:
Net income (loss) from operations	$(14,938)	$(7,948)
Contributed capital to fund expenses	-	-
Adjustment to reconcile net loss to net cash position:
(Increase) in prepaid expense	(96)	-
Increase (decrease) in accounts payable	1	1,180
Increase in income tax payable	100	-
Increase in related party accrued interest	7,966	6,751
Net cash used for operating activities	(6,967)	(17)
Cash flows from Investing Activities:	-	-
Financing Activities:
Cash overdraft	-	(147)
Proceeds from related party payable	6,777	1,141
Net cash provided from financing activities	6,777	994
Net increase (decrease) in cash	(190)	977
Cash and cash equivalents at beginning of year	1,117	140
Cash and cash equivalents at end of year	$927	$1,117

Supplement disclosure of cash flow information
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Payment of accounts payable to related parties	$-	$5,469

    The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

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

Deferred tax asset and the valuation account are as follows at December 31, 2014 and 2013:

	2014	2013

Net operating loss carryforward	$11,930	$10,480
Non deductible interest	4,200	2,670
Valuation allowance	(16,130)	(13,150)

Deferred tax asset	$-	$-

Merilus, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Income taxes – continued

The components of income tax expense are as follows:

	2014	2013

Current federal tax	$(2,240)	$(1,190)
Current state tax	(740)	(400)

Change in valuation allowance	2,980	1,590

	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of approximately $60,000 and $52,000 as of December 31, 2014 and 2013, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013 the Company had no accrued interest or penalties related to uncertain tax positions.

Tax years open to examination by the IRS are 2011 through 2014.

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

The following table sets forth the computation of basic income per share for the period ended December 31, 2014 and 2013:

	2014	2013

Income (loss) (numerator)	$(14,938)	$(7,948)
Shares (denominator)	18,686,692	18,686,692

Net income (loss) per share – basic and diluted	$(.00)	$(.00)

Note 2 – Concentrations of Risk

The Company’s operations to date have consisted of only five significant revenue transactions.  Future transactions remain uncertain.

Merilus, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a limited operating history and their operations thus far have consisted of only five significant transactions.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Note 4 – Equity Transactions

The Company is authorized to issue a total of 100,000,001 shares consisting of 1 share of preferred stock and 100,000,000 shares of common stock having a par value of $0.001 per share.  During the year ended December 31, 2012, the Company issued 1,500,000 shares of common stock for $15,000.  The president contributed $500 to cover expenses during the year ended December 31, 2012.  This has been recorded as additional paid in capital.

Note 5 – Related Party Transactions

During the year ended December 31, 2014 and 2013, the president and sole director loaned $6,650 and $1,141, respectively, to the Company.  Interest of 6% was computed on the balance of the related party payable and recorded as $906 and $680 of accrued interest as of December 31, 2014 and 2013, respectively.  The principal balance as of December 31, 2014 and 2013 is $18,103 and $11,454 with accrued interest of $2,478 and $1,572, respectively.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of December 31, 2014 and 2013 is $39,323 and $39,195 with accrued interest of $34,163 and $27,102, respectively.  During 2014 and 2013 this stockholder paid accounts payable of $127 and $5,469, respectively, on the Company’s behalf which was then added to the stockholder’s loan amount.

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