Form 10-Q
period 2015-03-31
Merilus, Inc.
filed 2015-05-13
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

18,686,692 shares of $0.001 par value common stock on May 5, 2015

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Merilus, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2015

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

MERILUS, INC.

Consolidated Balance Sheets

Assets:	March 31, 2015 (unaudited)	December 31, 2014
Current Assets:
Cash in bank	$3,539	$927
Prepaid expense	64	96
Total Assets	$3,603	$1,023
Liabilities and Stockholders' Deficit:
Accounts payable	$13,261	$6,965
Income tax payable	100	100
Related party note payable	57,426	57,426
Related party interest payable	38,654	36,640
Total Current Liabilities	109,441	101,131
Stockholders' Deficit:
Preferred stock, $1.00 par value, 1 share authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,686,692 and 18,686,692 shares issued and outstanding, respectively	18,686	18,686
Paid in capital	(88,871)	(88,871)
Accumulated deficit	(35,653)	(29,923)
Total Stockholders' Deficit	(105,838)	(100,108)
Total Liabilities and Stockholders' Deficit	$3,603	$1,023

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended

	March 31, 2015	March 31, 2014
Income Statement
Revenue	$15,000	$0

Cost of Sales	11,000	0

Gross Profit	4,000	0

Expenses:
General and administrative	7,717	7,085
Total Expense	7,717	7,085

Loss from Operations	(3,717)	(7,085)

Other Expense

Interest expense	2,013	1,909
Total other expense	2,013	1,909

Net Loss	$(5,730)	$(8,994)

Net loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	18,686,692	18,686,692

The accompanying notes are an integral part of these financial statements.

MERILUS, INC.
Consolidated Statements of Cash Flows Unaudited

                       For the Three Months Ended

	March 31, 2015	March 31, 2014
Statement of Cash Flows
Operating Activities:
Net Loss	$(5,730)	$(8,994)
Adjustment to reconcile net loss to net cash position:
Decrease in prepaid expense	32	-
Increase (decrease) in accounts payable	6,296	6,071
Increase in related party accrued interest	2,014	1,910
Net cash provided by ( used for) operating activities	2,612	(1,013)
Cash flows from Investing Activities	-	-
Cash flows from Financing Activities	-	-
Net increase (decrease) in cash	2,612	(1,013)
Net cash position at start of period	927	1,117
Net cash position at end of period	$3,539	$104
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Merilus, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

Note 1- Basis of Presentation

The accompanying unaudited financial statements of Merilus, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2014.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Note 2 – Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  During the three months ended March 31, 2015 we received revenue of $15,000 from the brokering of one piece of artwork and paid out $11,000 in commissions resulting in a gross profit of $4,000.

Note 3– Going Concern

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

Note 4 – Equity Transactions

The Company is authorized to issue a total of 100,000,000 shares of common stock having a par value of $0.001 per share and 1 share of preferred stock having a par value of $1.00 per share.

Note 5 – Related Party Transactions

The Company has a payable to the president and sole director with a balance of $18,103 at March 31, 2015.  Interest of 6% was computed on this balance of the related party payable.  Accrued interest is $2,745 as of March 31, 2015. The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of March 31, 2015, is $39,323 with accrued interest of $35,908.

Note 6 – Subsequent Events

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

BUSINGESS OVERVIEW

The Company is engaged in art brokering and is the process of establishing an online marketing site to assist buyers and sellers of art.  The Company intends to utilize an ecommerce site to offer consignment and brokering services to artist and other sellers of art works.  Management believes there is a potential market for an online portal used to broker art from both galleries and private sellers.  Management believes the art business is fragmented and will rely on local galleries and auctions as the primary way of selling art.  By offering an online portal dedicated to art, management believes it will be able to attract individual sellers, galleries and buyers to use its services for a fee. Having one site that can be easily accessed for verification information, viewing and information will benefit both the buyer and seller.  Until a website is developed, management continues to focus on its art brokerage business.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2015, Merilus had current assets of $3,603 with liabilities of $109,441. We had negative working capital of $105,838 on March 31, 2015. On December 31, 2014, we had a negative working capital of $100,108.  We will have to obtain additional capital to execute our business plan.  Our revenue was generated from art brokerage. Without additional capital we will not be able to execute on our business model.  Additionally, with the ongoing reporting requirements of Merilus, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2015, Merilus had $15,000 in revenues.  Merilus’ general and administrative expenses for the three months ended March 31, 2015, were $7,717.  Merilus had a loss for the three months ended March 31, 2015 of $5,730. During the quarter ended March 31, 2014, we had a loss of $8,994 on no revenue and general and administrative expenses of $7,085.  With sporadic revenue and relatively set general and administrative costs in the $7,000 range, we will need to generate additional sales if we are to be successful.  For us to achieve profitability, we will need to increase our volume of sales and have consistent sales revenue.  Currently, we are limited to our ability to broker individual art works and by the time we pay commissions, there is not sufficient revenue to cover our general and administrative expenses.  We will need to either obtain better sources for art works being sold so we can increase our volume or look to alternative ways to bring buyers and sellers or art work together.  We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time. Without prior experience in the online marketplace, our ability to generate such a site is questionable.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended March 31, 2015.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

During the quarter ended March 31, 2014, the Company’s president loaned the Company $1,411 for working capital.

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

Dated: May 13, 2015

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer