Form 10-Q
period 2015-06-30
Zendex Holdings, Inc.
filed 2015-08-14
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-28475

Zendex Holdings, Inc.

(formerly known as Merilus, Inc.)

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

1,903,519 shares of $0.001 par value common stock on August 11, 2015.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Zendex Holdings, Inc.

(formerly known as Merilus, Inc.)

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

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

ZENDEX HOLDINGS, INC.

(formerly known as Merilus, Inc.)

Consolidated Balance Sheets

Assets:	June 30, 2015 (unaudited)	December 31, 2014
Current Assets:
Cash in bank	$62,351	$927
Prepaid expense	32	96
Total Assets	$62,383	$1,023
Liabilities and Stockholders' Deficit:
Accounts payable	$10,386	$6,965
Accrued commissions	52,900	-
Income tax payable	-	100
Related party note payable	57,426	57,426
Related party interest payable	40,689	36,640
Total Current Liabilities	161,401	101,131
Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 share authorized, 1 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,903,519 and 1,903,519 shares issued and outstanding, respectively	1,904	1,904
Paid in capital	(72,089)	(72,089)
Accumulated deficit	(28,833)	(29,923)
Total Stockholders' Deficit	(99,018)	(100,108)
Total Liabilities and Stockholders' Deficit	$62,383	$1,023

The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC.

(formerly known as Merilus, Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Income Statement
Revenue	$68,250	$40,000	$83,250	$40,000

Cost of Sales	52,900	20,000	63,900	20,000

Gross Profit	15,350	20,000	19,350	20,000

Expenses:
General and administrative	6,396	3,757	14,211	10,841
Total Expense	6,396	3,757	14,211	10,841
Income (loss) from Operations	8,954	16,243	5,139	9,159
Other Expense
Interest expense	2,035	1,948	4,049	3,857
Total other expense	2,035	1,948	4,049	3,857
Income before provision for income taxes	6,919	14,295	1,090	5,302
Provision for income taxes	-	1,785	-	1,785
Net Income (Loss)	$6,919	$12,510	$1,090	$3,517
Net income (loss) per share of common stock	$0.00	$0.01	$0.00	$0.00
Weighted average number of common shares outstanding	1,903,519	1,903,519	1,903,519	1,903,519

The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC. (formerly known as Merilus, Inc.)
Consolidated Statements of Cash Flows Unaudited
	For the Six Months Ended
	June 30, 2015	June 30, 2014
Statement of Cash Flows
Operating Activities:
Net Income (Loss)	$1,090	$3,517
Adjustment to reconcile net loss to net cash position:
Decrease in prepaid expense	64	-
Increase (decrease) in accounts payable	3,421	4,169
Increase (decrease) in accrued liabilities	52,900	20,000
Increase (decrease) in income tax payable	(100)	1,785
Increase in related party payable	4,049	3,857
Net cash used for operating activities	61,424	33,328
Cash flows from Investing Activities	-	-
Financing Activities:
Proceeds from related party payable	-	6,650
Net cash provided from financing activities	-	6,650
Net increase (decrease) in cash	61,424	39,978
Cash and equivalents at start of period	927	1,117
Cash and equivalents at end of period	$62,351	$41,095
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$100	$-

The accompanying notes are an integral part of these financial statements.

Zendex Holdings, Inc.

(formerly known as Merilus, Inc.)

Notes to Unaudited Financial Statements

June 30, 2015

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Zendex Holdings, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2014.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Note 2 – Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  During the six months ended June 30, 2015 we received revenue of $83,250 from the brokering of pieces of artwork and paid out $63,900 in commissions resulting in a gross profit of $19,350.

Note 3– Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a limited operating history with a few significant transactions.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Note 4 – Income Taxes

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

Though there were no significant temporary differences between book and taxable income, previously unrecorded deferred tax assets arising from net operating losses carryforwards against which valuation allowances were recorded, were offset against current potential income tax expense.  Thus, no provision for income taxes was recorded.

Note 5 – Equity Transactions

The Company is authorized to issue a total of 110,000,000 shares consisting of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock having a par value of $0.001 per share.

During the six months ended June 30, 2015, the Company authorized a reverse split in its issued and outstanding shares of common stock, so that the shares currently issued and outstanding were reverse split on a 1 for 10 basis.  Stockholders will receive one share of the post-split common stock for each 10 shares of common stock held.   Fractional shares were rounded up.  No shareholder who currently had 100 or more shares was reduced below 100 shares. The reverse split did not result in any modification of the rights of stockholders and had no effect on the stockholders’ equity of the Company.  Total shares outstanding after the reverse split was 1,903,519.

Note 6 – Related Party Transactions

The Company has an unsecured payable to the president and sole director with a balance of $18,103 at June 30, 2015.  Interest of 6% was computed on this balance of the related party payable.  Accrued interest is $3,016 as of June 30, 2015.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of June 30, 2015, is $39,323 with accrued interest of »$37,673.

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

Zendex’s accounting policies are more fully described in Note 1 of the audited financial statements in our recently filed Form 10-K.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Zendex believes that the following addresses Zendex’s most critical accounting policies.

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

BUSINESS OVERVIEW

The Company is engaged in art brokering and is the process of establishing an online marketing site to assist buyers and sellers of art.  The Company intends to utilize an e-commerce site to offer consignment and brokering services to artists and other sellers of art works.  Management believes there is a potential market for an online portal used to broker art from both galleries and private sellers.  Management believes the art business is fragmented and will rely on local galleries and auctions as the primary way of selling art.  By offering an online portal dedicated to art, management believes it will be able to attract individual sellers, galleries and buyers to use its services for a fee.  Having one site that can be easily accessed for verification information, viewing and information will benefit both the buyer and seller.  Until a website is developed, management continues to focus on its art brokerage business.

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

Effective June 8, 2015 the Company amended it Articles of Incorporation to change the name of the Company to Zendex Holdings, Inc.  The Company also authorized a 1 to 10 reverse stock split on the issued and outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2015, Zendex had current assets of $62,383 with liabilities of $161,401. We had negative working capital of $98,018 on June 30, 2015. On December 31, 2014, we had a negative working capital of $100,108.  We will have to obtain additional capital to execute our business plan.  Our revenue was generated from art brokerage. Without additional capital we will not be able to execute on our business model.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2015, Zendex had $83,250 in revenues with cost of sales of $63,900 resulting in a gross profit of $19,350.  Zendex’s general and administrative expenses for the six months ended June 30, 2015, were $14,211.  Zendex had net income for the six months ended June 30, 2015 of $1,090. During the quarter ended June 30, 2014, we had net income of $3,517 with revenue of $40,000 and cost of sales of $20,000 and general and administrative expenses of $10,841.  With sporadic revenue and relatively set general and administrative costs, we will need to generate additional sales if we are to be successful.  For us to achieve profitability, we will need to increase our volume of sales and have consistent sales revenue.  Currently, we are limited to our ability to broker individual art works and by the time we pay commissions, there is not sufficient revenue to cover our general and administrative expenses.  We will need to either obtain better sources for art works being sold so we can increase our volume or look to alternative ways to bring buyers and sellers or art work together.   We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time. Without prior experience in the online marketplace, our ability to generate such a site is questionable.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended June 30, 2015.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

None.

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

Zendex, Inc.,

(Registrant)

Dated: August 14, 2015

By: /s/ Josh Turner

Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

Alex Demitriev, Principal Financial Officer