Form 10-Q
period 2015-09-30
Zendex Holdings, Inc.
filed 2015-11-16
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

1,903,519 shares of $0.001 par value common stock on November 15, 2015

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Zendex Holdings, Inc.

(formerly known as Merilus, Inc.)

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

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

ZENDEX HOLDINGS, INC.

(formerly known as Merilus, Inc.)

Consolidated Balance Sheets

(Unaudited)

Assets:	September 30, 2015	December 31, 2014
Current Assets:
Cash in bank	$58,269	$927
Prepaid expense	-	96
Total Assets	$58,269	$1,023
Liabilities and Stockholders' Deficit:
Accounts payable	$10,765	$6,965
Accrued commissions	52,900	-
Income tax payable	-	100
Related party note payable	57,426	57,426
Related party interest payable	42,747	36,640
Total Current Liabilities	163,838	101,131
Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 share authorized, 1 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,903,519 and 1,903,519 shares issued and outstanding, respectively	1,904	1,904
Paid in capital	(72,089)	(72,089)
Accumulated deficit	(35,384)	(29,923)
Total Stockholders' Deficit	(105,569)	(100,108)
Total Liabilities and Stockholders' Deficit	$58,269	$1,023

The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC.

(formerly known as Merilus, Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Income Statement
Revenue	$-	$-	$83,250	$40,000

Cost of Sales	-	-	63,900	20,000

Gross Profit	-	-	19,350	20,000

Expenses:
General and administrative	4,493	3,015	18,704	13,856
Total Expense	4,493	3,015	18,704	13,856
Income (loss) from Operations	(4,493)	(3,015)	646	6,144
Other Expense
Interest expense	2,058	2,052	6,107	5,909
Total other expense	2,058	2,052	6,107	5,909
Income (loss) before provision for income taxes	(6,551)	(5,067)	(5,461)	235
(Provision) benefit for income taxes	-	604	-	(1,181)
Net Loss	$(6,551)	$(4,463)	$(5,461)	$(946)
Net Income (Loss) per share of common stock	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	1,903,519	1,903,519	1,903,519	1,903,519

The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC. (formerly known as Merilus, Inc.)
Consolidated Statements of Cash Flows Unaudited
	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Statement of Cash Flows
Operating Activities:
Net Income (Loss)	$(5,461)	$(946)
Adjustment to reconcile net loss to net cash position:
Decrease in prepaid expense	96	-
Increase in accounts payable	3,800	-
Increase in accrued liabilities	52,900	20,000
Increase (decrease) in income tax payable	(100)	1,181
Increase in related party accrued interest	6,107	5,909
Net cash used for operating activities	57,342	26,144
Cash flows from Investing Activities	-	-
Financing Activities:
Proceeds from related party payable	-	6,650
Net cash provided from financing activities	-	6,650
Net increase (decrease) in cash	57,342	32,794
Net cash position at start of period	927	1,117
Net cash position at end of period	$58,269	$33,911
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Zendex Holdings, Inc.

(formerly known as Merilus, Inc.)

Notes to Unaudited Financial Statements

September 30, 2015

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Note 2 – Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  During the nine months ended September 30, 2015 we received revenue of $83,250 from the brokering of pieces of artwork and paid out $63,900 in commissions resulting in a gross profit of $19,350.

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

September 30, 2015

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

During the nine months ended September 30, 2015, the Company authorized a reverse split in its issued and outstanding shares of common stock, so that the shares currently issued and outstanding were reverse split on a 1 for 10 basis.  Stockholders will receive one share of the post-split common stock for each 10 shares of common stock held.   Fractional shares were rounded up.  No shareholder who currently had 100 or more shares was reduced below 100 shares. The reverse split did not result in any modification of the rights of stockholders and had no effect on the stockholders’ equity of the Company.  Total shares outstanding after the reverse split was 1,903,519.

Note 6 – Related Party Transactions

The Company has an unsecured payable to the president and sole director with a balance of $18,103 at September 30, 2015.  Interest of 6% was computed on this balance of the related party payable.  Accrued interest is $3,290 as of September 30, 2015.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of September 30, 2015, is $39,323 with accrued interest of $39,457.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2015, Zendex had current assets of $58,269 with liabilities of $163,838. We had negative working capital of $105,569 on September 30, 2015. On December 31, 2014, we had a negative working capital of $100,108.

For the nine months ended September 30, 2015, net cash flow from operating activities was $57,342, as a result of our net loss of $5,461, an increases in accrued commission of $52,900, partially offset by decreases in prepaid expenses of $96 and income tax payable of $100, and increases in accounts payable of $3,800 and accrued interest payable – related parties of $6,107.

By comparison, for the nine months ended September 30, 2014, net cash flow from operating activities was $26,144, as a result of our net loss of $946, and increases in accrued commission of $20,000, income tax payable of $1,181 and accrued interest payable – related parties of $5,909.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2015, Zendex had $0 and $83,250 in revenues, respectively. General and administrative expenses for the three and nine months ended September 30, 2015, were $4,451 and $18,562, respectively.  We had a net loss for the three and nine months ended September 30, 2015 of $6,551 and $5,461, respectively. During the three and nine months ended September 30, 2014, we had a loss of $4,463 and $946, respectively, and $0 and $40,000 in revenue with general and administrative expenses of $3,015 and $13,856, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the nine months ended September 30, 2015 and 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

During the nine months ended September 30, 2015, the Company’s president loaned the Company $6,650 for working capital.

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

Zendex Holdings, Inc.,

(Registrant)

Dated: November 16, 2015

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer