Form 10-K
period 2015-12-31
Zendex Holdings, Inc.
filed 2016-03-25
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-28475

Zendex Holdings, Inc.

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

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2015, was $0.60 giving the shares held by non-affiliates a market value of $143,125.

As of March 2, 2016, the Registrant had 1,903,519 shares of common stock issued and outstanding.

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

Item 1. Business

Organization and Corporate History

Zendex Holdings, Inc. (the “Company” or “Zendex”) was incorporated in Nevada in May 1985 and its initial business endeavors were not successful. In December 2011, the Company acquired Zendex from its sole shareholder for 15,000,000 shares of the Company’s common stock.  As a result of the acquisition, Zendex business became the Company’s primary focus.

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

Technology

We currently have no technology that separates us from any competitor.

Competitors

We face intense competition from other companies including other galleries as well as companies such as eBay with online presence. Without additional funding, it will be difficult for us to compete in this marketplace and our future success will be dependent on both additional capital and our ability to differentiate our offerings from competitors most of whom are better financed, have longer operating histories and established clientele.

Concentration of Customers

We do not have any long-term existing clients but rely on new buyers for the art we offer. Our clients will typically be smaller consumers and we do not anticipate any concentration of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have no patents or trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

Research and Development Costs During the Last Two Fiscal Years

We have not engaged in any research and development in the last two years.

Employees

Zendex does not have any employees other than its officers.  We intend to focus on outsourcing most of our technology needs in the initial stages and will rely on our officers, Josh Turner and Alex Demitrev, until we are able to obtain additional capital.  Our officers are not receiving any salary at this time.

Item 2. Properties

The Company does not maintain an administrative office but utilizes the office of its officer.   For the foreseeable future, Zendex does not believe office space will be a priority as its business will be online, primarily through consignment and drop shipping.

Item 3. Legal Proceedings

None.

Item 4.  Mining Safety Disclosures

Zendex has no mining operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the Over the Counter Bulletin Board. The following high and low bid prices for the Company's Common Stock  are based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in small volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions. The Company completed a 1 for 10 reverse split in 2015 and prices for the June 2015 quarter and on reflect such reverse split.

Quarter Ended

High Bid

Low Bid

December 2015

$0.51

$0.45

September 2015

$0.60

$0.51

June 2015

$0.60

$0.07

March 2015

$0.18

$0.07

December 2014

$0.25

$0.02

September 2014

$0.46

$0.02

June 2014

$0.03

$0.01

March 2014

$0.05

$0.03

December 2013

$0.05

$0.02

September 2013

$0.023

$0.02

June 2013

$0.021

$0.02

March 2013

$0.02

$0.01

The prices above are based on very limited volume and wide spreads between the bid and ask prices.  Investors should not rely on the historical quotes as a guide to the direction of the Company’s stock given the low volume and wide spreads.  On March 2, 2016, the bid price was $0.45 per share.  The Company’s shares of common stock have limited trading and the bid and ask price may not be indicative of the actual price a shareholder would receive if they tried to sell their shares.

Holders – At March 2, 2016, the Company had approximately 370 stockholders based on information obtained from the Company’s transfer agent and NOBO lists.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has not sold any securities during the last two completed fiscal years.

Item 6.  Selected Financial Data

Summary of Financial Information

For the year ended December 31, 2015, we had revenue of $83,250.  We had a net loss of $11,269 for the year ended December 31, 2015.  At December 31, 2015, we had cash and cash equivalents of $850 and a negative working capital of $111,377.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Revenues	$ 83,250	$ 40,000
Cost of sales	63,900	29,000
General and Administrative Expenses	22,424	17,871
Other Income and Expense	8,195	8,067
Net Income (Loss)	(11,269)	(14,938)
Basic Loss per Share	0.00	0.00
Diluted Loss per Share	0.00	0.00
BALANCE SHEET DATA:
	December 31, 2015	December 31, 2014
Total Current Assets	$ 850	$ 1,023
Total Assets	850	1,023
Total Current Liabilities	112,227	101,131
Working Capital	(111,377)	(100,108)
Stockholders’ Equity (Deficit)	(111,377)	(100,108)

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

Zendex’ accounting policies are more fully described in Note 1 of the audited financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Zendex believes that the following addresses Zendex’ most critical accounting policies.

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2015, Zendex had current assets of $850 with liabilities of $112,227. We had negative working capital of $111,377 on December 31, 2015.  In comparison, on December 31, 2014, we had current assets of $1,023 with liabilities of $101,131. We had a negative working capital of $100,108 on December 31, 2014.  We will have to obtain additional capital to execute our business plan.  Our revenue was generated from art brokerage.  Without additional capital we will not be able to execute on our business model. Additionally, with the ongoing reporting requirements of Zendex, we anticipate our overall operational costs to increase.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2015, Zendex had revenues of $83,250 with cost of sales of $63,900.  Zendex general and administrative expenses were $22,424 for the year ended December 31, 2015 resulting in a net loss of $11,269 for the year ended December 31, 2015.  For the year ended December 31, 2014, Zendex had revenues of $40,000 with cost of sales of $29,000.  Zendex’ general and administrative expenses were $17,871 for the year ended December 31, 2014 resulting in net loss of $14,938 for the year ended December 31, 2014.  We are working to change our business model and focus more on online sales as a way of generating revenue in the future.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, 1992.   Based on this evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting were effective base on those criteria.

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

None.

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

Mr. Demitriev has been self-employed over the last five years owning a part interest in an art gallery in Park City, Utah as well as engaging in the importation of art, primarily from Russia.  Mr. Demitriev is also an investor in real estate projects in Utah and several foreign countries.  At the present time, Mr. Demitriev has not entered into any employment or other compensation arrangements with Zendex Holdings, Inc. and will serve on a part-time, as needed basis. Mr. Demitriev is not an officer or director in any other companies that file reports with the SEC.

Mr. Turner formed Zendex in March 2011 and has focused on developing the Zendex business plan throughout 2011.  Prior to forming Zendex, Mr. Turner worked in the art brokering industry as a private consultant during the prior five years and for various artists as a consultant. Mr. Turner started in the art industry as a broker for Russian Art and has represented several artists as a private consultant. Mr. Turner had no relationship to Zendex prior to the acquisition of Zendex.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Josh Turner, CEO	2015	--	--	--	--	--	--	--	--
	2014	--	--	--	--	--	--	--	--

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

Item 11. Executive Compensation

Cash Compensation – No cash compensation  was  paid to any director or executive officer of the Company during the fiscal years ended December 31, 2015 and 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2015, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,903,519 issued and outstanding shares of the Company's common stock, and the name and stockholdings of each director and of all officers and directors as a group.

Amount and Nature of

Title of Class

Name of Beneficial Owner

Beneficial Ownership (1)

Percent of Class

Common

Josh Turner

   1,500,000

     78.80%

4764 South 900 East

Salt Lake City, UT

Common

Michelle Turpin

4764 South 900 East

Salt Lake City, UT

    143,678

    7.55%

Name of Officer, Director

Amount and Nature of

Title of Class

and Nominee

Beneficial Ownership (1)

Percent of Class

Common

Alex Demitriev

   21,300

        1.1%

Common

Josh Turner

See Above

Common

All Officers and Directors

as a Group

   1,521,300

     79.92%

(1) Ms. Turpin owns 110,000 directly and through her management and ownership of Micvic, LLC is beneficially deemed to own the 33,678 shares held by Micvic, LLC.  The owners of Micvic, LLC are Michelle Turpin and Judy Wiles, the mother of Ms. Turpin.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the year ended December 31, 2015 and 2014, the president and sole director loaned $0 and $6,650, respectively, to the Company. Interest of 6% was computed on the balance of the related party payable and recorded as $1,087 and $906 of accrued interest as of December 31, 2015 and 2014, respectively.  Thus the principal balance as of December 31, 2015 and 2014 is $18,103 and $18,103 with accrued interest of $3,564 and $2,478, respectively.  The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of December 31, 2015 and 2014 is $42,323 and $39,323 with accrued interest of $41,272 and $34,162, respectively.  During 2015 and 2014 this stockholder paid accounts payable of $3,000 and $127, respectively, on the Company’s behalf which was then added to the stockholder’s loan amount.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $10,600 for 2015 and $8,744 for 2014.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $0 for 2015 and $0 for 2014.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2015 and $0 for 2014.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2015 and  $0 for 2014.

(5) The Company does not have an audit committee.

(6) Not Applicable.

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

Notes to Financial Statements

F-8-10

Financial Statement Schedules – There are no financial statement schedules are included as part of this report

Exhibits – The following exhibits are included as part of this report:

Exhibit

Reference

Number

Number

Title of Document

Location

3.01

3

Amended and Restated Articles of Incorporation

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

This Filing

32.01

32

CEO and CFO Certification pursuant to Section 906

This Filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

*  Incorporated by reference from the Company's information statement on schedule 14c filed with the SEC on June 6, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zendex Holdings, Inc.

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer

Date: March 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Josh Turner

       Josh Turner, Director

By:  /s/ Alex Demitriev

        Alex Demitriev, Director

Date: March 25, 2016

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH  84025

_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Zendex Holdings, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Zendex Holdings, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zendex Holdings, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 11, 2016

ZENDEX HOLDINGS, INC.

Balance Sheets

Assets:	December 31, 2015	December 31, 2014
Current Assets:
Cash in bank	$850	$927
Prepaid expense	-	96
Total Assets	$850	$1,023
Liabilities and Stockholders' Deficit:
Accounts payable	$6,965	$6,965
Income tax payable	-	100
Related party note payable	60,426	57,426
Related party interest payable	44,836	36,640
Total Current Liabilities	112,227	101,131
Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 share authorized, 1 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,903,519 and 1,903,519 shares issued and outstanding, respectively	1,904	1,904
Paid in capital	(72,089)	(72,089)
Accumulated deficit	(41,192)	(29,923)
Total Stockholders' Deficit	(111,377)	(100,108)
Total Liabilities and Stockholders' Deficit	$850	$1,023

The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC.

Statements of Operations

	For the Year Ended December 31,
	2015	2014
Revenue	$83,250	$40,000
Cost of Sales	63,900	29,000
Gross Profit	19,350	11,000

Expenses:
General and administrative	22,424	17,871
Total Expense	22,424	17,871

Income (Loss) from Operations	(3,074)	(6,871)

Other Expense
Interest expense	8,195	7,967
Total other expense	8,195	7,967

Income (loss) before provision for income taxes	(11,269)	(14,838)

Income tax expense	-	(100)

Net Income (Loss)	$(11,269)	$(14,938)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares Outstanding	1,903,519	1,903,519

     The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC.

Statements of Changes in Stockholders’ Deficit

For the Years ended December 31, 2015 and 2014

	Common		Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 1, 2014	1,903,519	$1,904	$(72,089)	$(14,985)	$(85,170)
Net loss for the year ended December 31, 2013	-	-	-	(14,938)	(14,938)
Balance, December 31, 2014	1,903,519	1,904	(72,089)	(29,923)	(100,108)
Net loss for the year ended December 31, 2015	-	-	-	(11,269)	(11,269)
Balance, December 31, 2015	1,903,519	$1,904	$(72,089)	$(41,192)	$(111,377)

The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
Operating Activities:
Net loss	$(11,269)	$(14,938)
Adjustments to reconcile net loss to net cash position:
Changes in Prepaid expense	96	(96)
Accounts payable	-	1
Income tax payable	(100)	100
Related party accrued interest	8,196	7,966
Net cash used for operating activities	(3,077)	(6,967)
Cash flows from Investing Activities:	-	-
Financing Activities:
Net proceeds from related party note payable	3,000	6,777
Net cash provided from financing activities	3,000	6,777
Net increase (decrease) in cash	(77)	(190)
Cash and cash equivalents at beginning of year	927	1,117
Cash and cash equivalents at end of year	$850	$927

Supplement disclosure of cash flow information
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities: None

    The accompanying notes are an integral part of these financial statements.

Zendex Holdings, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – Zendex was incorporated in the state of Utah in March 2011 to create an online platform for the sale of art.  Zendex management had previous experience in the art business and believed an opportunity existed for the creation of a site dedicated to bringing buyers and sellers of art together.  Zendex believes it can act as a consignment seller of the art.  In addition to the art sales, Zendex will create content on its site aimed at both the artist and the general public covering news related to the art world and featuring different artists.  As the website’s popularity grows, the site will seek to obtain additional revenue through advertisements.

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

Revenue recognition – We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  During the year ended December 31, 2015 we received revenue of $83,250 from the brokering of pieces of artwork and paid out $63,900 in commissions resulting in a gross profit of $19,350.

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

Zendex Holdings, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Income taxes – continued

Deferred tax asset and the valuation account are as follows at December 31, 2015 and 2014:

	2015	2014

Net operating loss carryforward	$12,470	$11,930
Nondeductible interest	5,901	4,200
Valuation allowance	(18,371)	(16,130)

Deferred tax asset	$-	$-

The components of income tax expense are as follows:

	2015	2014

Current federal tax	$(1,690)	$(2,240)
Current state tax	(563)	(740)

Change in valuation allowance	2,253	2,980

	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of approximately $63,000 and $59,000 as of December 31, 2015 and 2014, respectively, which may be offset against future taxable income through 2034. No tax benefit has been reported in the financial statements.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2015 and 2014 the Company had no accrued interest or penalties related to uncertain tax positions.

Tax years open to examination by the IRS are 2012 through 2015.

Zendex Holdings, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

The following table sets forth the computation of basic income per share for the period ended December 31, 2015 and 2014:

	2015	2014

Income (loss) (numerator)	$(11,269)	$(14,938)
Shares (denominator)	1,903,519	1,903,519

Net income (loss) per share – basic and diluted	$(.00)	$(.00)

Fair value of financial instruments – On March 9, 2011 (inception), the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”.  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

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

The carrying amounts reported in the balance sheet for the cash and cash equivalents and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying value of the related party payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2014.

Note 2 – Concentrations of Risk

The Company’s operations to date have consisted of only seven significant revenue transactions.  Future transactions remain uncertain.

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

Notes to Financial Statements

December 31, 2015 and 2014

Note 4 – Equity Transactions

The Company is authorized to issue a total of 110,000,000 shares consisting of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock having a par value of $0.001 per share.

During the year ended December 31, 2015, the Company authorized a reverse split in its issued and outstanding shares of common stock, so that the shares currently issued and outstanding were reverse split on a 1 for 10 basis.  Stockholders will receive one share of the post-split common stock for each 10 shares of common stock held.   Fractional shares were rounded up.  No shareholder who currently had 100 or more shares was reduced below 100 shares. The reverse split did not result in any modification of the rights of stockholders and had no effect on the stockholders’ equity of the Company.  Total shares outstanding after the reverse split was 1,903,519.

Note 5 – Related Party Transactions

The Company has an unsecured payable to the president and sole director with a balance of $18,103 and $18,103 at December 31, 2015 and 2014, respectively.  Interest of 6% was computed on this balance of the related party payable.  Accrued interest is $3,564 and $2,478 as of December 31, 2015 and 2014, respectively.

The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  During the year s ended December 31, 2015 and 2014, the stockholder loaned an additional $3,000 and $6,777, respectively.  The principal balance as of December 31, 2015 and 2014 is $42,323 and $39,323, with accrued interest of $41,272 and $34,163, respectively.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.