Form 10-Q
period 2016-03-31
Zendex Holdings, Inc.
filed 2016-05-16
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-28475

ZENDEX HOLDINGS, INC..

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

1,903,519 shares of $0.001 par value common stock on May 5, 2016

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZENDEX HOLDINGS, INC..

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2016

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

ZENDEX HOLDINGS, INC.

Consolidated Balance Sheets (Unaudited)

Assets:	March 31, 2016	December 31, 2015
Current Assets:
Cash in bank	$5,541	$850
Total Assets	$5,541	$850
Liabilities and Stockholders' Deficit:
Accounts payable	$12,778	$6,965
Related party note payable	65,426	60,426
Related party interest payable	47,142	44,836
Total Current Liabilities	125,346	112,227
Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,903,519 and 1,903,519 shares issued and outstanding, respectively	1,904	1,904
Paid in capital	(72,089)	(72,089)
Accumulated deficit	(49,620)	(41,192)
Total Stockholders' Deficit	(119,805)	(111,377)
Total Liabilities and Stockholders' Deficit	$5,541	$850

The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Income Statement
Revenue	$-	$15,000

Cost of revenue	-	11,000

Gross Profit	-	4,000

Expenses:
General and administrative	6,122	7,717
Total Expense	6,122	7,717

Loss from Operations	(6,122)	(3,717)

Other Expense

Interest expense	2,306	2,013
Total other expense	2,306	2,013

Net Loss	$(8,428)	$(5,730)

Net loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	18,686,692	18,686,692

The accompanying notes are an integral part of these financial statements.

ZENDEX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Statement of Cash Flows
Operating Activities:
Net Loss	$(8,428)	$(5,730)
Adjustment to reconcile net loss to net cash position:
Decrease in prepaid expense	-	32
Increase (decrease) in accounts payable	5,813	6,296
Increase in related party accrued interest	2,306	2,014
Net cash provided by ( used for) operating activities	(309)	2,612

Cash flows from Investing Activities	-	-

Financing Activities
Net proceeds from related party note payable	5,000	-
Net cash provided from financing activities	5,000	-

Net increase (decrease) in cash	4,691	2,612
Net cash position at start of period	850	927
Net cash position at end of period	$5,541	$3,539
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Zendex Holdings, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

Note 1- Basis of Presentation

The accompanying unaudited financial statements of Zendex Holdings, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2015.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Note 2 – Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  No revenue was received during the three months ended March 31, 2016.  During the three months ended March 31, 2015 we received revenue of $15,000 from the brokering of one piece of artwork and paid out $11,000 in commissions resulting in a gross profit of $4,000.

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

Note 5 – Related Party Transactions

The Company has a payable to the president and sole director with a balance of $18,103 at March 31, 2016.  Interest of 6% was computed on this balance of the related party payable.  Accrued interest is $3,834 as of March 31, 2016. The Company also has an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance as of March 31, 2015, is $47,323 with accrued interest of $43,308.

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

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2016, Zendex had current assets of $5,541 with liabilities of $125,346. We had negative working capital of $119,805 on March 31, 2016. On December 31, 2015, we had a negative working capital of $111,377.

For the three months ended March 31, 2016, net cash flow used for operating activities was $309, as a result of our net loss of $8,428, an increase in accounts payable of $5,813 and accrued interest payable – related parties of $2,306.

By comparison, for the three months ended March 31, 2015, net cash flow from operating activities was $2,612, as a result of our net loss of $5,730, an increase in accounts payable of $6,296 and accrued interest payable – related parties of $2,014.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2016 and 2015, Zendex had $0 and $15,000 in revenues, respectively.  General and administrative expenses for the three months ended March 31, 2016 and 2015, were $6,122 and $7,717, respectively.  We had a loss for the three months ended March 31, 2016 and 2015, of $8,428 and $5,730.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended March 31, 2016.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2016, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

During the quarter ended March 31, 2016, a stockholder of the Company loaned the Company $5,000 for working capital.

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

Dated: May 16, 2016

By: /s/ Josh Turner

      Josh Turner, Principal Executive Officer

By:  /s/ Alex Demitriev

        Alex Demitriev, Principal Financial Officer