Form 10-Q
period 2016-06-30
KINGSMEN CAPITAL GROUP, LTD
filed 2016-08-19
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-28475

Kingsmen Capital Group, Ltd.

(Exact name of registrant as specified in its charter)

Nevada

87-0635270

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

600 North Bridge Rd #12-02/03 Parkview Square Singapore 18878
(Address of principal executive offices)

(919) 633-2488 (Registrant’s telephone number, including area code)

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

Large Accelerated filer 

Accelerated filer 

Non-accelerated filer   (Do not check if a smaller reporting company)

Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,903,519 shares of $0.001 par value common stock on August 15, 2016.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Kingsmen Capital Group, Ltd.

(formerly known as Zendex Holdings, Inc.)

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2016

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

KINGSMEN CAPITAL GROUP, LTD.

(formerly known as Zendex Holdings, Inc.)

Consolidated Balance Sheets (Unaudited)

Assets:	June 30, 2016	December 31, 2015
Current Assets:
Cash in bank	$-	$850
Total Assets	$-	$850
Liabilities and Stockholders' Deficit:
Accounts payable	$7,788	$6,965
Related party note payable	6,774	60,426
Related party interest payable	-	44,836
Total Current Liabilities	14,562	112,227
Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 share authorized, 1 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,903,519 and 1,903,519 shares issued and outstanding, respectively	1,904	1,904
Paid in capital	49,876	(72,089)
Accumulated deficit	(66,342)	(41,192)
Total Stockholders' Deficit	(14,562)	(111,377)
Total Liabilities and Stockholders' Deficit	$-	$850

The accompanying notes are an integral part of these financial statements.

KINGSMEN CAPITAL GROUP, LTD.

(formerly known as Zendex Holdings, Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Income Statement
Revenue	$-	$68,250	$-	$83,250

Cost of Sales	-	52,900	-	63,900

Gross Profit	-	15,350	-	19,350

Expenses:
General and administrative	14,328	6,396	20,450	14,211
Total Expense	14,328	6,396	20,450	14,211
Income (loss) from Operations	(14,328)	8,954	(20,450)	5,139
Other Expense
Interest expense	2,394	2,035	4,700	4,049
Total other expense	2,394	2,035	4,700	4,049
Income (loss) before provision for income taxes	(16,722)	6,919	(25,150)	1,090
Provision for income taxes	-	-	-	-
Net Income (Loss)	$(16,722)	$6,919	$(25,150)	$1,090
Net income (loss) per share of common stock	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	1,903,519	1,903,519	1,903,519	1,903,519

The accompanying notes are an integral part of these financial statements.

KINGSMEN CAPITAL GROUP, LTD. (formerly known as Zendex Holdings, Inc.)
Consolidated Statements of Cash Flows Unaudited
	For the Six Months Ended
	June 30, 2016	June 30, 2015
Statement of Cash Flows
Operating Activities:
Net Income (Loss)	$(25,150)	$1,090

Adjustment to reconcile net loss to net cash position:
Decrease in prepaid expense	-	64
Increase in accounts payable	7,788	3,421
Increase (decrease) in accrued liabilities	-	52,900
Increase (decrease) in income tax payable	-	(100)
Increase in related party accrued interest	4,700	4,049
Net cash provided by (used for) operating activities	(12,662)	61,424
Cash flows from Investing Activities	-	-
Financing Activities:
Proceeds from related party payable	11,812	-
Net cash provided from financing activities	11,812	-
Net increase (decrease) in cash	(850)	61,424
Cash and equivalents at start of period	850	927
Cash and equivalents at end of period	$-	$62,351
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$100

Non-cash investing and financing:
Net liabilities forgiven upon change of control	$121,965	$-

The accompanying notes are an integral part of these financial statements.

Kingsmen Capital Group, Ltd.

(formerly known as Zendex Holdings, Inc.)

Notes to Unaudited Financial Statements

June 30, 2016

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Kingsmen Capital Group, Ltd. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2015.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Note 2 – Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  The Company had no revenue during the six months ended June 30, 2016 because we did not engage in any art brokering during that period..  During the six months ended June 30, 2015 we received revenue of $83,250 from the brokering of pieces of artwork and paid out $63,900 in commissions resulting in a gross profit of $19,350.

Note 3– Change in Control

On May 25, 2016, the Company had a change of control.  On that date, Wei Chi Lim purchased a total of 1,521,300 of the Company’s shares, representing approximately 80% of its issued and outstanding common stock, from certain shareholders.  On the same date, the previous officers and directors of the Company resigned, and Mr. Lim was appointed as the Company’s sole officer and director.   The change of control was reported in a Current Report on Form 8-K dated May 25, 2016, and filed with the Securities and Exchange Commission on May 31, 2016.

As part of the change in control, the related party payables owed by the Company to the President and a stockholder of the Company were paid in full.  See note 7 for further discussion.

Note 4– Going Concern

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

Note 5 – Income Taxes

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

Note 6 – Equity Transactions

The Company is authorized to issue a total of 110,000,000 shares consisting of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock having a par value of $0.001 per share.

On May 25, 2016, the Company had a change of control.  On that date, Wei Chi Lim purchased a total of 1,521,300 of the Company’s shares, representing approximately 80% of its issued and outstanding common stock, from certain shareholders.  On the same date, the previous officers and directors of the Company resigned, and Mr. Lim was appointed as the Company’s sole officer and director.   The change of control was reported in a Current Report on Form 8-K dated May 25, 2016, and filed with the Securities and Exchange Commission on May 31, 2016.

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

Note 7 – Related Party Transactions

As part of the process of preparing the merger and costs involved, the Company incurred an unsecured payable to the new president.  The amount owed is $6,774 as of June 30, 2016.   The Company had an unsecured payable to the prior president and sole director with a balance of $18,141 and accrued interest of $4,105 which was paid in full with the change of control at June 30, 2016.  The Company also had an unsecured promissory note bearing interest of 18% per annum with a stockholder.  The principal balance of $47,323 with accrued interest of  »$45,431 was also paid in full with the change in control as of June 30, 2016.

Note 7 – Subsequent Events

On July 11, 2016, subsequent to the end of the quarter, the Company changed its name from Zendex Holdings, Inc., to Kingsmen Capital Group Ltd.   The name change was reported in a Current Report on Form 8-K dated July 11, 2016, and filed with the Securities and Exchange Commission on July 19, 2016.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding ForwardLooking Statements

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

Kingsmen’s accounting policies are more fully described in Note 1 of the audited financial statements in our recently filed Form 10-K.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Kingsmen believes that the following addresses Kingsmen’s most critical accounting policies.

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

BUSINESS OVERVIEW

Through its wholly-owned subsidiary, Zendex, Inc., the Company has been engaged in art brokering and has been in  the process of establishing an online marketing site to assist buyers and sellers of art by offering consignment and brokering services to artists and other sellers of art works.   Additional capital will be required to commence operations of the online marketing site

As discussed more fully below, on May 25, 2016, the Company had a change of control, and in conjunction with that change of control, Company management is exploring and considering new business opportunities.   However, although its operations have been dormant since the occurrence of the change of control, as of the end of the quarter covered by this report, the Company retained ownership of Zendex, Inc., its wholly-owned operating subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2016, Kingsmen had current assets of $0 with liabilities of $14,562. We had negative working capital of $14,562 on June 30, 2016. On December 31, 2015, we had a negative working capital of $111,377.  We will have to obtain additional capital to execute our business plan.  Our revenue was generated from art brokerage. Without additional capital we will not be able to execute on our business model.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2016 Kingsmen had $0 in revenues and $20,450 in general and administrative expenses.  Kingsmen had a net loss of $25,150 for the six months ended June 30, 2016.  During the six months ended June 30, 2015, Zendex had $83,250 in revenues with cost of sales of $63,900 resulting in a gross profit of $19,350.  Zendex’s general and administrative expenses for the six months ended June 30, 2015, were $14,211.  Zendex had net income for the six months ended June 30, 2015 of $1,090.  With sporadic revenue and relatively set general and administrative costs, we will need to generate additional sales if we are to be successful.  For us to achieve profitability, we will need to increase our volume of sales and have consistent sales revenue.  Currently, we are limited to our ability to broker individual art works and by the time we pay commissions, there is not sufficient revenue to cover our general and administrative expenses.  We will need to either obtain better sources for art works being sold so we can increase our volume or look to alternative ways to bring buyers and sellers or art work together.   We believe our future success is in our ability to generate an online site to broker paintings and other art work.  We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time. Without prior experience in the online marketplace, our ability to generate such a site is questionable.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On May 25, 2016, the Company had a change of control.   On that date, Wei Chi Lim purchased a total of 1,521,300 of the Company’s shares, representing approximately 80% of its issued and outstanding common stock, from certain shareholders.  On the same date, the previous officers and directors of the Company resigned, and Mr. Lim was appointed as the Company’s sole officer and director.   The change of control was reported in a Current Report on Form 8-K dated May 25, 2016, and filed with the Securities and Exchange Commission on May 31, 2016.

On July 11, 2016, subsequent to the end of the quarter, the Company changed its name from Zendex Holdings, Inc., to Kingsmen Capital Group Ltd.   The name change was reported in a Current Report on Form 8-K dated July 11, 2016, and filed with the Securities and Exchange Commission on July 19, 2016.

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

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended June 30, 2016.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2016, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Kingsman Capital Group, Ltd.,

(Registrant)

Dated: August 19, 2016

By: /s/ Wei Chi Lim

Wei Chi Lim, Principal Executive Officer and

Principal Financial Officer