Form 10-Q/A
period 2016-06-30
KINGSMEN CAPITAL GROUP, LTD
filed 2016-08-25
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q/A

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to Kingsmen Capital Group, Ltd., periodic report on Form 10-Q for the fiscal period ended June 30, 2016, filed with the Securities and Exchange Commission on August 19,2016, (the “Form 10-Q”), is for the purpose of amending Note 7 to the financial statements and for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 6 of this Form 10-Q/A and making certain conforming changes to Item 6.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and, except for changes to Note 7 of the financial statements, does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Note 7 – Related Party Transactions

As part of the process of preparing the merger and costs involved, the Company incurred an unsecured payable to the new president.  The amount owed is $6,774 as of June 30, 2016.   The Company had an unsecured payable to the prior president and sole director with a balance of $18,141 and accrued interest of $4,105 and had an unsecured promissory note bearing interest of 18% per annum with a stockholder with a principal balance of $47,323 with accrued interest of »$45,431.  These, along with accounts payable to related party of $6,965, were forgiven and recorded to additional paid in capital as part of the change in control as of June 30, 2016.

Note 8 – Subsequent Events

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

Dated: August 22, 2016

By: /s/ Wei Chi Lim

Wei Chi Lim, Principal Executive Officer and

Principal Financial Officer