Form 10-Q
period 2016-09-30
KINGSMEN CAPITAL GROUP, LTD
filed 2016-11-14
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 12b-25

NOTIFICATION OF LATE FILING

(Check one)

__ Form 10-K   __Form 20-F  __Form 11-K  X Form 10-Q  _Form N-SAR __Form N-CSR

For period ended:  September 30, 2016

(   ) Transition Report on Form 10-K

(   ) Transition Report on Form 20-F

(   ) Transition Report on Form 11-K

(   ) Transition Report on Form 10-Q

(   ) Transition Report on Form N-SAR

For the Transition Period Ended: ___________.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: __________.

PART I - REGISTRANT INFORMATION

KINGSMEN CAPITAL GROUP LTD

Full name of registrant

Nevada	000-28475	87-0635270
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
600 North Bridge Rd #12-02/03 Parkview Square Singapore 18878
Address of Principal Executive Office

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.  (Check box if appropriate)

(  ) a. The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(X) b. The subject annual report, semi-annual report, transition on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(   ) c. The accountant's statement or other exhibit required by Rule 12b- 25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR or the transition report or portion thereof, could not be filed within the prescribed time period:

The review of the financial statements has not yet been completed.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Wei Chi Lim

Area Code and Phone Number: (919) 633-2488

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) been filed?  If answer is no, identify report(s).  (X) Yes  (  ) No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?   (  ) Yes    (X) No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Kingsmen Capital Group, Ltd

(Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

By: s/s Wei Chi Lim

Wei Chi Lim, Chief Executive Officer

Date:  November 14, 2016