Form 10-Q/A
period 2016-09-30
KINGSMEN CAPITAL GROUP, LTD
filed 2016-11-22
CIK 1100734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,903,519 shares of $0.001 par value common stock on November 18, 2016.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Kingsmen Capital Group, Ltd., periodic report for the fiscal period ended September 30, 2016, is for the purpose of correcting a previous filing which was inadvertently identified as a Form 10Q filing.

On November 14, 2016, the Company made a Form 12b-25 filing which was inadvertently identified as a Form 10Q filing instead of a Form NT-10Q filing. Because of the fact that a previous filing was inadvertently designated as the Company’s report on Form 10Q for the period ended September 30, 2016, this filing, which otherwise would be designated as Form 10Q is being designated as Amendment No. 1 on Form 10Q/A for the period ended September 30, 2016.

Accordingly, this Amendment No. 1 is intended to supercede and replace in its entirety the filing made on November 14, 2016 which was inadvertently designated as a filing on Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kingsmen Capital Group, Ltd.

(formerly known as Zendex Holdings, Inc.)

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2016

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

KINGSMEN CAPITAL GROUP, LTD.

(formerly known as Zendex Holdings, Inc.)

Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Current Assets:
Cash in bank	$-	$850
Total Assets	$-	$850

Liabilities and Stockholders' Deficit:
Accounts payable	$1,188	$6,965
Related party note payable	22,099	60,426
Related party interest payable	-	44,836
Total Current Liabilities	23,287	112,227
Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,903,519 and 1,903,519 shares issued and outstanding, respectively	1,904	1,904
Paid in capital	49,876	(72,089)
Accumulated deficit	(75,067)	(41,192)
Total Stockholders' Deficit	(23,287)	(111,377)
Total Liabilities and Stockholders' Deficit	$-	$850

The accompanying notes are an integral part of these financial statements.

KINGSMEN CAPITAL GROUP, LTD.

(formerly known as Zendex Holdings, Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Revenue	$-	$-	$-	$83,250

Cost of Sales	-	-	-	63,900

Gross Profit	-	-	-	19,350

Expenses:
General and administrative	8,725	4,493	29,175	18,704
Total Expense	8,725	4,493	29,175	18,704
Income (loss) from Operations	(8,725)	(4,493)	(29,175)	646
Other Expense
Interest expense	-	2,058	4,700	6,107
Total other expense	-	2,058	4,700	6,107
Income (loss) before provision for income taxes	(8,725)	(6,551)	(33,875)	(5,461)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$(8,725)	$(6,551)	$(33,875)	$(5,461)
Net income (loss) per share of common stock	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding	1,903,519	1,903,519	1,903,519	1,903,519

The accompanying notes are an integral part of these financial statements.

KINGSMEN CAPITAL GROUP, LTD.

(formerly known as Zendex Holdings, Inc.)

Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Statement of Cash Flows
Operating Activities:
Net Income (Loss)	$(33,875)	$(5,461)

Adjustment to reconcile net loss to net cash position:
Decrease in prepaid expense	-	96
Increase in accounts payable	1,188	3,800
Increase (decrease) in accrued liabilities	-	52,900
Increase (decrease) in income tax payable	-	(100)
Increase in related party accrued interest	4,700	6,107
Net cash provided by (used for) operating activities	(27,987)	57,342
Cash flows from Investing Activities	-	-
Financing Activities:
Proceeds from related party payable	27,137	-
Net cash provided from financing activities	27,137	-
Net increase (decrease) in cash	(850)	57,342
Cash and equivalents at start of period	850	927
Cash and equivalents at end of period	$-	$58,269
Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing:
Net liabilities forgiven upon change of control And charged to paid-in-capital	$121,965	$-

The accompanying notes are an integral part of these financial statements.

Kingsmen Capital Group, Ltd.

(formerly known as Zendex Holdings, Inc.)

Notes to Unaudited Financial Statements

September 30, 2016

Note 1 – Basis of Presentation

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Note 2 – Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company had no revenue during the nine months ended September 30, 2016 because we did not engage in any art brokering during that period. During the nine months ended September 30, 2015 we received revenue of $83,250 from the brokering of pieces of artwork and paid out $63,900 in commissions resulting in a gross profit of $19,350.

Note 3 – Change in Control

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

Note 7 – Related Party Transactions

As part of the process of preparing the merger and costs involved, the Company incurred an unsecured payable to the new president. The amount owed is $22,099 as of September 30, 2016. The Company had an unsecured payable to the prior president and sole director with a balance of $18,141 and accrued interest of $4,105 and had an unsecured promissory note bearing interest of 18% per annum with a stockholder with a principal balance of $47,323 with accrued interest of $45,431. These along with accounts payable to related party of $6,965 were forgiven and recorded to additional paid in capital as part of the change in control as of June 30, 2016.

Note 8 – Subsequent Events

The Company has evaluated all subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

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

On July 11, 2016 the Company changed its name from Zendex Holdings, Inc., to Kingsmen Capital Group Ltd. The name change was reported in a Current Report on Form 8-K dated July 11, 2016, and filed with the Securities and Exchange Commission on July 19, 2016.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2016, Kingsmen had current assets of $0 with liabilities of $23,287. We had negative working capital of $23,287 on September 30, 2016. On December 31, 2015, we had a negative working capital of $111,377. We will have to obtain additional capital to execute our business plan. Our revenue was generated from art brokerage. Without additional capital we will not be able to execute on our business model.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2016 Kingsmen had $0 in revenues and $29,175 in general and administrative expenses. Kingsmen had a net loss of $33,875 for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, Zendex had $83,250 in revenues with cost of sales of $63,900 resulting in a gross profit of $19,350. Zendex’s general and administrative expenses for the nine months ended September 30, 2015, were $18,704. Zendex had a net loss for the nine months ended September 30, 2015 of $5,461. With sporadic revenue and relatively set general and administrative costs, we will need to generate additional sales if we are to be successful. For us to achieve profitability, we will need to increase our volume of sales and have consistent sales revenue. Currently, we are limited to our ability to broker individual art works and by the time we pay commissions, there is not sufficient revenue to cover our general and administrative expenses. We will need to either obtain better sources for art works being sold so we can increase our volume or look to alternative ways to bring buyers and sellers or art work together. We believe our future success is in our ability to generate an online site to broker paintings and other art work. We are still in the process of developing the site and the ultimate costs and revenue the site will generate are unknown at this time. Without prior experience in the online marketplace, our ability to generate such a site is questionable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended September 30, 2016.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2016, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Kingsman Capital Group, Ltd., (Registrant)

Dated: November 21, 2016	By:	/s/ Wei Chi Lim
Wei Chi Lim
Principal Executive Officer and
Principal Financial Officer

